Form 10-K405
period 1999-12-31
SOMERA COMMUNICATIONS INC
filed 2000-03-24
CIK 1094243

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                       Commission File Number 000-27843

                          Somera Communications, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                77-0521878
 (State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                Identification No.)

                5383 Hollister Avenue, Santa Barbara, CA 93111
             (Address of principal executive offices and zip code)

                                (805) 681-3322
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 20, 2000) was approximately $679,000,000. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 23, 2000 was 47,837,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SOMERA COMMUNICATIONS, INC.

                                     INDEX

                                                                           Page
                                                                           ----
                                    PART I

 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................    15
 Item 3.  Legal Proceedings.............................................    15
 Item 4.  Submission of Matters to a Vote of Security Holders...........    15

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    17
 Item 6.  Selected Financial Data.......................................    18
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................    19
 Item 7A. Qualitative and Quantitative Disclosures of Market Risk.......    25
 Item 8.  Financial Statements and Supplementary Data...................    26
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    43

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............    43
 Item 11. Executive Compensation........................................    43
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    43
 Item 13. Certain Relationships and Related Transactions................    43

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    44

                                    PART I

  This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risks Factors" and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1. BUSINESS

  We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We offer our customers a unique combination of new and de-installed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers' dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, technical support and other ancillary services. Our innovative equipment and service offerings are delivered through our team of more than 80 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution center to provide our customers with rapidly deployable equipment solutions.

Industry Background

  The telecommunications infrastructure equipment market has experienced tremendous growth in recent years. This growth has been driven primarily by increased carrier competition, expanded service offerings, increased demand among businesses and consumers and technology advancements. Dataquest projects that worldwide sales of telecommunications infrastructure equipment will grow from $180 billion in 1998 to $230 billion in 2002.

  Telecommunications infrastructure equipment is purchased by a wide variety of existing and emerging carriers, including:

  . Incumbent local exchange carriers, or ILECs, which provided local telephone service on an exclusive basis prior to deregulation, and include independent local exchange carriers, and regional bell operating companies, or RBOCs;

  .  Long distance carriers, or IXCs;

  . Wireless carriers, such as cellular service providers, personal communications service, or PCS companies, paging operators and specialized mobile radio operators, or SMRs, that offer wireless communications services similar to cellular; and

  . Competitive local exchange carriers, or CLECs, which compete with ILECs to provide local telecommunications service subsequent to deregulation.

  These carriers are making substantial capital expenditures on telecommunications infrastructure equipment to build, upgrade and maintain their networks. These networks are primarily comprised of switching, transmission, access, wireless, microwave and power equipment.

Carrier Challenges in the Changing Telecommunications Market

  Increased Carrier Competition. Global deregulation has changed the telecommunications industry and created significant new opportunities for carriers. For example, in the United States, where each local telephone market was once served by a single local exchange carrier, deregulation has now created intense competition by allowing the entry of IXCs, CLECs, wireless carriers and local exchange carriers from other markets. Carriers are making substantial expenditures on equipment to establish themselves in new markets. In this increasingly competitive environment, we believe carriers will continue to devote significant financial resources to build, upgrade and maintain their networks.

  Expanded Service Offerings. To differentiate themselves, carriers are rapidly developing and offering to their customers innovative and more affordable services. Examples of these services include high speed Internet access, one-rate wireless and long distance plans and other services. To deliver these expanded services, carriers must invest significant capital to increase their network capacity and enhance their current networks.

  Increased Demand Among Businesses and Consumers. The demand among businesses and consumers for telecommunications services has increased dramatically in recent years.

  As competition among carriers has resulted in lower pricing and greater accessibility, consumers have increased their utilization of and dependence on new services. For example, the growth in high speed data and Internet applications, including e-mail, web browsing and e-commerce, and the increased availability of more flexible mobile networks, such as cellular, PCS and paging, have increased business and consumer demand for these and other new services. To meet this demand, carriers must build, upgrade and maintain reliable networks capable of supporting significantly greater volumes of traffic as well as new service offerings.

  Technology Advancements. Advancements in telecommunications technology enable carriers to increase capacity, improve service quality and expand their service offerings. To respond to increased competition and differentiate their service offerings, carriers are purchasing and deploying new equipment and technologies from a wide variety of manufacturers.

 Impact on Carrier Equipment Needs

  The foregoing challenges are fueling demand by existing and emerging carriers for telecommunications infrastructure equipment and services. Carriers have invested hundreds of billions of dollars in telecommunications network infrastructure. To maximize the value of their investments, carriers are expanding and upgrading their existing networks and utilizing existing and new technologies and equipment from multiple vendors. In addition, carriers are seeking cost-effective ways to expand and maintain existing network elements based on mature technologies.

  As carriers build, maintain and upgrade their telecommunications networks, they often replace existing equipment that still has a significant useful life. This equipment often is suitable for redeployment in other parts of a carrier's network to increase network capacity and expand service offerings. While historically carriers may have scrapped this equipment or let it remain idle, competitive factors increasingly require carriers to attempt to recapture a portion of their original investment. While carriers prefer to redeploy this equipment within their own networks, they are often unable to do so. In cases where redeployment cannot be achieved, they are seeking third party assistance to regain a portion of their initial investment.

  Carriers not only require large amounts of telecommunications equipment, but they also need related value-added services to support the buildout and expansion of their networks. In particular, emerging carriers lack many of the human and financial resources of existing carriers and need these value-added services as they aggressively build out their networks to take advantage of opportunities to capture and retain customers. These emerging carriers seek creative and cost effective ways to build out their networks through a combination of new and de-installed equipment and services. Once they have expanded these networks, they will have the same needs as incumbent carriers to increasingly expand their service offerings and network coverage. This cycle of network buildouts, upgrades, expansions and maintenance by carriers will continue to fuel the trend of increased demand for both new and de-installed equipment.

 Limitations of Existing Equipment Providers

  To satisfy their equipment needs, carriers have traditionally purchased equipment from original equipment manufacturers, distributors and secondary market dealers. In this increasingly competitive market, many carriers are discovering that the traditional equipment providers are unable to fulfill their complex and changing equipment and service requirements.

  Original Equipment Manufacturers. Historically, carriers have relied on original equipment manufacturers for new telecommunications infrastructure equipment. Today, some large original equipment manufacturers offer a variety of products but do not support multi-vendor product lines. In addition, while some original equipment manufacturers offer limited trade-in programs for equipment, they typically only cover equipment they manufactured and offer relatively low valuations. Original equipment manufacturers are also encountering difficulties in serving increased numbers of carriers as their direct sales models do not scale well and are not cost effective in today's environment. As a result, many large original equipment manufacturers are moving away from the direct sales model and relying more upon value-added equipment providers to deliver much of their equipment.

  Distributors. Telecommunications equipment distributors typically provide a selection of new equipment from a list of specific manufacturers and serve a product fulfillment role within defined product lines. While this high-volume, low margin, transaction-oriented model offers a wider selection of equipment than original equipment manufacturers, it generally results in limited flexibility to address changing carrier equipment requirements. Additionally, the lower margins associated with distributor sales results in a sales force focused on sales volume and not on creative, customized solutions. Distributors are not able to support the complexities of effective trade-in, refurbishing and redeployment programs.

  Secondary Market Dealers. While original equipment manufacturers and distributors have limited involvement in the growing secondary market for telecommunications equipment, secondary market dealers specialize in this type of transaction. These dealers buy and sell used equipment in niche markets and often serve as an outlet for carriers' excess inventories. Generally these secondary market dealers lack the management, operational and financial resources necessary to consistently and effectively meet changing equipment requirements.

 Emerging Requirements for Telecommunications Equipment Providers

  Due to increased competition, the need to rapidly deliver expanded services, greater demand and technology advancements, carrier demand for telecommunications infrastructure equipment and related services has grown significantly. In today's dynamic environment, carriers are balancing the need to attract and retain their customers with aggressive network buildout schedules. As a result, carriers are turning to equipment providers who offer:

  . Broad selections of multi-vendor equipment and technologies available from a single source;

  . Rapid responses from flexible, knowledgeable sales and customer service representatives;

  . Asset recovery programs that offer higher returns and greater flexibility across a broader range of de-installed equipment.

  . Technical support on a wide variety of products, including product selection and configuration;

  . Other equipment solutions including repair, installation and de-installation; and

  . Value-added materials management services including warehousing, multi-vendor equipment packaging, which we refer to as kitting, and other network deployment services.

The Somera Strategy

  Our objective is to be the premier provider of telecommunications infrastructure equipment and related services to carriers worldwide. Key elements of our strategy include:

  . Expand Penetration of Telecommunications Carrier Market. Our strategy is to further penetrate our existing base of over 800 customers and to identify, target, and develop additional customers. We intend to increase our sales force and continue our highly interactive dialogue with carriers to better understand and respond to their specific equipment and service needs. We believe we have established a track record of providing high levels of customer service and that our reputation will give us access to greater customer opportunities in the future. We believe that our relationship management database provides us with the broad industry pricing and equipment deployment knowledge necessary to meet our customers' needs and anticipate market trends.

  . Expand Product Lines and Service Capabilities. To continue to meet the dynamic needs of carriers, we intend to continuously add to the depth and breadth of our equipment and service offerings. We intend to expand our product lines by increasing our access to carriers' de-installed equipment and partnering with additional original equipment manufacturers and distributors. We will aggressively seek new supply sources to address under-served equipment segments.

  . Implement a "Business-to-Business" E-Commerce Capability. We have contracted with one of the industry's premier internet consulting firms, Viant Corporation, to help facilitate the further development of our E-Commerce capability.

  . Increase RBOC Penetration. We intend to expand our relationships with the RBOCs by increasing our resources dedicated to this market, including expanding our sales force and obtaining ISO 9000 certification for our distribution center and testing facilities. We also intend to further strengthen product expertise in those areas most heavily demanded by RBOCs. We believe that maintaining strong relationships with the RBOCs can also offer a significant potential source of de-installed equipment.

  . Pursue Opportunities for International Growth. International markets represent a significant opportunity for future growth. We are currently generating net revenue in Latin America, Europe and Asia and expect to continue this international expansion. We intend to add additional sales management and resources to focus on these markets. Entry into the European market gives us the opportunity to expand our current offering of equipment based on European standards and technology and increases our ability to serve foreign markets. In addition, we believe that international expansion by some of our existing customers will provide us with greater access to these foreign markets.

  . Pursue Selective Acquisitions. The secondary market for telecommunications equipment is highly fragmented, consisting primarily of suppliers offering limited products to niche markets. We believe that these suppliers and other equipment providers, especially those that can increase the breadth and depth of our equipment and service offerings and enable us to reach new markets or further penetrate existing markets, represent potential acquisition opportunities.

Equipment and Services

 Equipment

  We offer our customers a broad range of telecommunications infrastructure equipment to address their specific and changing equipment needs. The equipment we sell includes new and de-installed items from a variety of manufacturers. In 1999, we sold over 5,500 different items, from over 250 different manufacturers.

We offer the original manufacturer's warranty on all new equipment we sell. On de-installed equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer's original specifications.

  The new equipment we offer consists of telecommunications equipment purchased primarily from the OEM or a distributor. The de-installed equipment we offer consists primarily of equipment removed from carriers' existing telecommunications networks. These carriers are typically the original owners of such equipment. This equipment is professionally removed by the carrier or another third party upon installation of the replacement equipment. In some instances, we will remove the equipment directly on behalf of the carrier. Following removal, de-installed equipment is shipped to our distribution facility where we test and refurbish the equipment as necessary. Our refurbishment process includes services such as cleaning and testing de-installed equipment, and repairing and reconfiguring the equipment where necessary. The refurbishment process is conducted by our in-house technicians, whom we train, or by third parties. Upon completion of this process, the de-installed equipment is added to our list of available items and may be sold to a customer.

  The equipment we sell is grouped into several general categories including switching, transmission, access, wireless, microwave and power products.

  Switching. Switching equipment is used by carriers to manage call traffic and to deliver value-added service. Switches and related equipment are located in the central office of a telecommunications carrier and serve to determine pathways and circuits for establishing, breaking or completing voice and data communications over the public switched telephone network, or PSTN, and the Internet. We provide a variety of switching equipment, including switches, circuit cards, shelves, racks and other ancillary items in support of carrier upgrades and reconfigurations. Manufacturers of switching equipment whose products we sell include Alcatel USA, Centigram, Lucent Technologies and Nortel Networks.

  Transmission. Transmission equipment is used by carriers to carry information to multiple points in a carrier's network. Transmission equipment serves as the backbone of a telecommunications carrier's network and transmits voice and data traffic in the form of standard electrical or optical signals. We sell a broad range of transmission products, including channel banks, multiplexors, digital cross-connect systems, DSX panels and echo cancellers. Manufacturers of transmission equipment whose products we sell include ADC Telecommunications Inc., Fujitsu Ltd., Lucent Technologies Inc., NEC Corp., Nortel Networks Inc., Telco Systems, Inc. and Tellabs Inc.

  Access. Access equipment is used by carriers, to provide local telephone service and Internet access. Access equipment is used in the local loop, or last mile, portion of the PSTN and connects a home or business to the switch in a carrier's central office. We provide a variety of access equipment, including digital loop carriers, channel service units/digital subscriber units, multiplexors and network interface units. Manufacturers of access equipment whose products we sell include ADC Telecommunications Inc., Carrier Access Corp., Lucent Technologies Inc., NEC Corp., Newbridge Networks Corp., Nortel Networks Inc., Telco Systems, Inc. and VINA Technologies, Inc.

  Wireless. Cell sites and other wireless equipment are used by cellular, PCS and paging carriers to provide wireless telephone and Internet access. This equipment is used to amplify, transmit and receive signals between mobile users and transmission sites, including cell sites and transmission towers. We sell a broad range of wireless equipment including radio base stations, towers, shelters, combiners, transceivers and other related items. Manufacturers of wireless and cell site equipment whose products we sell include Allen Telecom Inc., Telefon AB LM Ericsson, Lucent Technologies Inc., Motorola Inc., Nortel Networks Inc. and Siemens AG.

  Microwave. Microwave systems are used by carriers to transmit and receive voice, data and video traffic. These systems enable point to point high speed wireless communications. We provide a variety of microwave systems, including antennas, dishes, coaxial cables and connectors. Manufacturers of microwave systems whose products we sell include Alcatel Alsthom S.A., Adaptive Broadband Corp., Digital Microwave Corp., Digital Transmission Systems Inc., Harris-Farinon Canada Inc., Nortel Networks Inc. and Glenayre Technologies Inc.

  Power. Power equipment is used by carriers to provide direct current, or DC, power to support their network infrastructure equipment. We sell a broad range of power equipment, including power bays, rectifiers, batteries, breaker panels and converters. Manufacturers of power equipment whose products we sell include C&D Technologies, GEC, Lucent Technologies, Nortel Networks, Peco II and Power Conversion Products.

 Services

  Unlike other equipment providers that are product driven, we are customer focused. Our equipment and service offerings, industry focused sales teams and internal systems and procedures are all specifically designed to meet the needs of each carrier market we serve. We train our employees to offer high quality service and to provide consistent, reliable customer service. We believe these elements enable us to offer a sales force that can provide rapid, knowledgeable and creative solutions to our customers.

  To enable carriers to focus on their core business, we offer the following services in connection with our equipment sales and procurement:

  . Asset Recovery Programs. Our innovative asset recovery programs offer carriers effective solutions to manage their de-installed equipment. These programs are customized to meet the specific objectives of each carrier, and include equipment purchases as well as equipment trade-ins, consignment and re-marketing programs. The programs allow carriers to easily and rapidly recapture value from de-installed equipment.

  . Technical Services. Our technical services include product selection, equipment configuration, custom integration and technical support. These services enable carriers to supplement their internal technical resources.

  . Value-added Materials Management Services. Our materials management services include equipment procurement, multi-vendor equipment packaging, which we refer to as kitting, warehousing and other inventory management and deployment services.

  . Other Services. Through our extensive network of subcontractor relationships and partners, we are also capable of providing specialized transportation services, regional warehousing, repair services, installation and de-installation services.

Sales, Marketing and Procurement

  Our sales organization is located primarily at our corporate headquarters in Santa Barbara, California and is augmented by our satellite offices in Pasadena and Los Gatos, California. As of December 31, 1999, we employed more than 80 sales and procurement professionals. We generate leads primarily through direct marketing, customer referrals and participation in industry tradeshows. Our sales force is organized by market segment, including specialized teams focused on the RBOCs, independent local exchange carriers, IXCs, CLECs, and wireless carriers, including cellular, PCS and SMRs.

  Our sales force operates on a named account basis rather than by geography, which allows us to maintain a consistent, single point of contact for each customer. Another key feature of our selling effort is the relationships we establish at various levels in our customers' organizations. This structure allows us to establish multiple contacts with each customer across their management, engineering and purchasing operations. For each type of carrier, we employ dedicated teams with extensive market knowledge to meet the specific equipment needs of these customers.

  Each team member has access to, and is supported by, our relationship management database. This real time proprietary information system allows each team to:

  . respond to customer requirements by accessing our extensive database of excess and de-installed equipment located at carriers, manufacturers, distributors and other third parties worldwide, as well as by accessing our select inventory;

  . access relevant detailed purchase and sale information by customer and part number;

  .  access technical and system configuration information;

  .  trace and track all customer and vendor order activity; and

  .  project and anticipate customer equipment requirements.

  Each of our teams is directed by a group sales manager who is responsible for the overall customer relationship and is supported by a number of account executives, logistics administrators and production controllers. We believe our dedicated team structure provides consistent high quality customer service which builds long-term relationships with our customers. Our account executives have frequent customer contact and oversee customer proposals while our logistics administrators work with our production controllers as well as our customers to coordinate sourcing, delivery and any required follow-through procedures to ensure our customers receive quality, timely customer service.

  Our marketing effort focuses on enhancing market awareness of our brand through industry trade shows, professional sales presentations and brochures, an informative web site, branded giveaways and special customer events. Additionally, we advertise in key telecommunications industry publications. We believe the size and scope of our operations in our highly fragmented industry gives us both a unique advantage and opportunity to further build and enhance our brand recognition.

  In support of our sales activities, we have teams who are responsible for procurement of the de-installed equipment we sell. Procurement teams are organized by market segment, including specialized teams focused on wireless carriers, wireline carriers, original equipment manufacturers and distributors. Our procurement specialists are dedicated, on a named account basis, to purchase de-installed equipment from carriers. We also employ a product marketing group that develops and maintains our relationships with manufacturers and distributors to assure the availability of new equipment for our customers.

  As we attempt to expand our sales, marketing and procurement efforts into international markets, we face a number of challenges, including:

  .  recruiting skilled sales and technical support personnel;

  .  creation of new supply and customer relationships;

  . difficulties and costs of managing and staffing international operations; and

  .  developing relationships with local suppliers.

  We cannot be certain that one or more of these factors will not harm our future international operations.

Customers

  We sell equipment to independent local exchange carriers, RBOCs, IXCs, a broad range of wireless carriers including cellular, PCS, paging and SMRs, and CLECs. We have over 800 customers who are located primarily in the United States. In 1999, no single customer accounted for more than 10% of our net revenue. In 1998 ALLTEL Corporation accounted for 10.2% of our net revenue and in 1997 Vodafone AirTouch plc accounted for 10.1% of our net revenue. Sales to customers outside of the United States accounted for 10.9% of our net revenue in 1999, 19.7% of our net revenue in 1998 and 16.5% of our net revenue in 1997. Customers from whom we recognized at least $3.0 million in net revenue in 1999 include leading carriers such as ALLTEL Corporation, Nextel Communications, AT&T Corporation, GTE Corporation and Western Wireless.

Competition

  The market for our equipment and service offerings is highly competitive. We believe that the trends toward greater demand for telecommunications services, increasing global deregulation and rapid technology advancements characterized by shortened product lifecycles will continue to drive competition in our industry for the foreseeable future. Increased competition may result in price reductions, lower gross margins and loss of our market share.

  Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of de-installed equipment, which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins. Any reduction in the availability of this equipment could cause us to lose customers.

  We currently face competition primarily from original equipment manufacturers, distributors and secondary market dealers. Many of these competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:

  . ability to devote greater resources to the development, promotion and sale of their equipment and related services;

  .  ability to adopt more aggressive pricing policies than we can;

  . ability to expand existing customer relationships and more effectively develop new customer relationships than we can, including securing long term purchase agreements;

  . ability to leverage their customer relationships through volume purchasing contracts, and other means intended to discourage customers from purchasing products from us;

  . ability to more rapidly adopt new or emerging technologies and increase the array of products offered to better respond to changes in customer requirements;

  .  greater focus and expertise on specific manufacturers or product lines;

  .  ability to implement more effective electronic commerce solutions; and

  . ability to form new alliances or business combinations to rapidly acquire significant market share.

  There can be no assurance that we will have the resources to compete successfully in the future or that competitive pressures will not harm our business.

Employees

  As of December 31, 1999, we had 134 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees is represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Competition for qualified personnel in the telecommunications equipment industry and our geographic location is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

Risk Factors

  You should carefully consider the risks described below. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes.

Our operating results are likely to fluctuate in future periods, which might lead to reduced prices for our stock.

  Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

  . the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

  . the rate at which telecommunications carriers de-install their equipment;

  . decreases in our selling prices due to competition in the secondary market;

  . our ability to obtain products cost-effectively from original equipment manufacturers, or OEMs, distributors, carriers and other secondary sources of telecommunications equipment;

  . our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

  . variations in customer purchasing patterns due to seasonality and other factors;

  .  write-offs due to inventory defects or obsolescence;

  .  the sales cycle for equipment we sell, which can be relatively lengthy;

  . delays in the commencement of our operations in new market segments and geographic regions; and

  . costs relating to possible acquisitions and integration of new businesses.

Our business depends upon our ability to match third party de-installed equipment supply with carrier demand for this equipment and failure to do so could reduce our net revenue.

  Our success depends on our continued ability to match the equipment needs of telecommunications carriers with the supply of de-installed equipment available in the secondary market. We depend upon maintaining business relationships with third parties who can provide us with de-installed equipment and information on available de-installed equipment. Failure to effectively manage these relationships and match the needs of our customers with available supply of de-installed equipment could damage our ability to generate net revenue. In the event carriers decrease the rate at which they de-install their networks, or choose not to de-install their networks at all, it would be more difficult for us to locate this equipment, which could negatively impact our net revenue.

A downturn in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting pressures could reduce demand for our products.

  We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and de-installed equipment inventory. We believe that a downturn in the telecommunications industry in general or decreased carrier operating performance could result in reduced sales to our customers and postpone network upgrades. These reduced sales could negatively impact our ability to generate revenue and delayed projects could impair our ability to obtain de-installed telecommunications equipment.

The market for supplying equipment to telecommunications carriers is competitive, and if we cannot compete effectively, our net revenue and gross margins might decline.

  Competition among companies who supply equipment to telecommunications carriers is intense. We currently face competition primarily from three sources: original equipment manufacturers, distributors and secondary market dealers who sell new and de-installed telecommunications infrastructure equipment. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.

  Competition is likely to increase as new companies enter this market, as current competitors expand their products and services or as our competitors consolidate. Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of de-installed equipment which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

  Through the end of 1999, 65% or more of our annual net revenue has been generated from the sale of de-installed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by carriers to provide us with much of the equipment we sell. Our ability to buy de-installed equipment from carriers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with carriers or they are unwilling to sell de-installed equipment to us, our ability to sell de-installed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

  Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 32.1% of our net revenue in 1999, 43.8% in 1998 and 42.2% in 1997. In 1999, no single customer accounted for over 10% of our net revenue. In 1998, ALLTEL Corporation accounted for 10.2% of our net revenue and in 1997, Vodafone AirTouch plc accounted for 10.1% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis, and no customer has entered into a long-term purchasing agreement with us. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

  In the future we expect to reduce prices in response to competition and to generate increased sales volume. If manufacturers reduce the prices of new telecommunications equipment we may be required to further reduce the price of the new and de-installed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

The market for de-installed telecommunications equipment is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

  The market for de-installed telecommunications equipment is relatively new and evolving, and we are not certain that our potential customers will adopt and deploy de-installed telecommunications equipment in their networks. For example, with respect to de-installed equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase de-installed equipment, our potential customers may not choose to purchase de-installed equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of de-installed equipment available for us to purchase, which would limit the development of this market.

Failure by our customers to accept our internet sales strategy could result in lower than expected revenues.

  We recently began developing an internet solution intended to enable us to better serve our customers and vendors. We anticipate this solution will not be fully functional until the latter part of 2000. These planned services are very different from the traditional sales methods we currently have with our customers. There can be no assurance that our customers will utilize our internet solution and any delay in the completion of this initiative could negatively impact customer adoption of this solution.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our operating results.

  We depend on the performance of our executive officers and other key employees. The loss of any member of our senior management, in particular, Dan Firestone, our chief executive officer, or other key employees could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of any of our sales professionals could significantly disrupt our relationships with our customers. We do not have "key person" life insurance policies on any of our employees except for Dan Firestone.

  Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the telecommunications equipment industry is intense. Additionally, we depend on our ability to train and develop skilled sales people and an inability to do so would significantly harm our growth prospects and operating performance. We have experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees.

Our business may suffer if we are not successful in our efforts to keep up with a rapidly changing market.

  The market for the equipment and services we sell is characterized by technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions. Our future success in addressing the needs of our customers will depend, in part, on our ability to timely and cost-effectively:

  .  respond to emerging industry standards and other technological changes;

  .  develop our internal technical capabilities and expertise;

  .  broaden our equipment and service offerings; and

  .  adapt our services to new technologies as they emerge.

  Our failure in any of these areas could harm our business. Moreover, any increased emphasis on software solutions as opposed to equipment solutions could limit the availability of de-installed equipment, decrease customer demand for the equipment we sell, or cause the equipment we sell to become obsolete.

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, de-installed equipment.

  Our sales of de-installed equipment depend upon carrier utilization of existing telecommunications network technology. If the lifecycle of equipment comprising carrier networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model would be limited. This limited installed base would reduce the supply of, and demand for, de-installed equipment which could decrease our net revenue.

Many of our customers are telecommunications carriers that may at any time reduce or discontinue their purchases of the equipment we sell to them.

  If our customers choose to defer or curtail their capital spending programs, it could have a negative impact on our sales to those telecommunications carriers, which would harm our business. A significant portion of our customers are emerging telecommunications carriers who compete against existing telephone companies. These new participants only recently began to enter these markets, and many of these carriers are still building their networks and rolling out their services. They require substantial capital for the development, construction and expansion of their networks and the introduction of their services. If emerging carriers fail to acquire and retain customers or are unsuccessful in raising needed funds or responding to any other trends, such as price reductions for their services or diminished demand for telecommunications services in general, then they could be forced to reduce their capital spending programs.

If we fail to implement our strategy of purchasing equipment from and selling equipment to regional bell operating companies, our growth will suffer.

  One of our strategies is to develop and expand our relationships with regional bell operating companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of de-installed equipment. We cannot assure you that we will be successful in implementing this strategy. RBOCs may not choose to sell de-installed equipment to us or may not elect to purchase this equipment from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell de-installed equipment to our customers or prospective customers. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our growth could suffer.

If we do not expand our international operations our growth could suffer.

  We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. We may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States accounted for 10.9% of our net revenue in 1999, 19.7% of our net revenue in 1998 and 16.5% of our net revenue in 1997.

We may fail to engage in selective acquisitions which could limit our future growth.

  One of our strategies for growth is to engage in selective acquisitions. Our ability to conduct such acquisitions may be limited by our ability to identify potential acquisition candidates and obtain necessary financing. In the event we are unable to identify and take advantage of these opportunities, we may experience difficulties in growing our business.

If we do engage in selective acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

  If we make acquisitions, we could have difficulty assimilating or retaining the acquired companies' personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

Failure to manage our rapid growth effectively could harm our results of operations.

  Since we began commercial operations in July 1995, we have experienced rapid growth and expansion that is straining our resources. In 1999, the number of our employees increased from 83 to 134. Continued growth could place a further strain on our management, operational and financial resources. Our inability to manage growth effectively could harm our business. Our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our equipment inventory and record and report financial and management information on a timely and accurate basis.

Several key members of our management team have only recently joined us and if they are not successfully integrated into our business or fail to work together as a management team, our business will suffer.

  Several key members of our management team have joined us since May 1, 1999, including Gary Owen, our chief financial officer, Jeffrey Miller, our executive vice president of sales and marketing, and Glenn Berger, our vice president of operations. Additionally, we intend to hire other key personnel. If we cannot effectively integrate these employees into our business, or if they cannot work together as a management team to enable us to implement our business strategy, our business will suffer.

Defects in the equipment we sell may seriously harm our credibility and our business.

  Telecommunications carriers require a strict level of quality and reliability from telecommunications equipment suppliers. Telecommunications equipment is inherently complex and can contain undetected software or hardware errors. If we deliver telecommunications equipment with undetected material defects, our reputation, credibility and equipment sales could suffer. Moreover, because the equipment we sell is integrated into our customers' networks, it can be difficult to identify the source of a problem should one occur. The occurrence of such defects, errors or failures could also result in delays in installation, product returns, product liability and warranty claims and other losses to us or our customers. In some of our contracts, we have agreed to indemnify our customers against liabilities arising from defects in the equipment we sell to them. Furthermore, we supply most of our customers with guarantees that cover the equipment we offer. While we may carry insurance policies covering these possible liabilities, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim, whether successful or not, could be costly, damage our reputation and distract key personnel, any of which could harm our business.

Our strategy to outsource services could impair our ability to deliver our equipment on a timely basis.

  Currently, we depend on third parties for a variety of equipment-related services, including engineering, repair, transportation, testing, installation and de-installation. This outsourcing strategy involves risks to our business, including reduced control over delivery schedules, quality and costs and the potential absence of adequate capacity. In the event that any significant subcontractor were to become unable or unwilling to continue to perform their required services, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources of third party services would be available to us on a timely basis, or at all.

Our quarterly net revenue and the price of our stock may be negatively impacted by the seasonal purchasing patterns of our customers.

  Our quarterly net revenue may be subject to the seasonal purchasing patterns of our customers. If our quarterly net revenue fails to meet the expectations of analysts due to those seasonal fluctuations, the trading price of our common stock could be negatively affected. Historically, net revenue in the third quarter has been typically lower than that of the second quarter of that year. For example, our net revenue decreased in the quarter ended September 30, 1998 compared to our net revenue for the quarter ended June 30, 1998. We believe this trend may occur as a result of our customers' annual budgetary, procurement and sales cycles.

Our ability to meet customer demand and the growth of our net revenue could be harmed if we are unable to manage our inventory needs accurately.

  To meet customer demand in the future, we believe it is necessary to maintain or increase some levels of inventory. Failure to maintain adequate inventory levels in these products could hurt our ability to make sales to our customers. In the past, we have experienced inventory shortfalls, and we cannot be certain that we will not experience shortfalls again in the future, which could harm our reputation and our business. Further, rapid technology advancement could make our existing inventory obsolete and cause us to incur losses. In addition, if our forecasts lead to an accumulation of inventories that are not sold in a timely manner, our business could suffer.

The corruption or interruption of key software systems we use could cause our business to suffer if it delays or restricts our ability to meet our customers' needs.

  We rely on the integrity of key software and systems. Specifically we rely on our relationship management database which tracks information on currently or potentially available de-installed equipment. This software and these systems may be vulnerable to harmful applications, computer viruses and other forms of corruption and interruption. In the event our software or systems are affected by any form of corruption or interruption, it could delay or restrict our ability to meet our customers' needs, which could harm our reputation or business.

If we are unable to meet our additional capital needs in the future, we may not be able to execute our business growth strategy.

  We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may not be sufficient to satisfy these requirements. We may need to raise additional funds through public or private debt or equity financings to:

  . take advantage of business opportunities, including more rapid international expansion or acquisitions of complementary businesses;

  .  develop and maintain higher inventory levels;

  .  gain access to new product lines;

  .  develop new services; or

  .  respond to competitive pressures.

  Any additional financing we may need might not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise this funding threatens our ability to execute our business growth strategy. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any debt could impose restrictions on our operations.

Our facilities could be vulnerable to damage from earthquakes and other natural disasters.

  Our facilities are located on or near known earthquake fault zones and are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If a disaster occurs, our ability to test and ship the equipment we sell would be seriously, if not completely, impaired, and our inventory could be damaged or destroyed, which would seriously harm our business. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

Our officers and directors exert substantial influence over us, and may make future business decisions with which some of our stockholders might disagree.

  Our executive officers, our directors and entities affiliated with them beneficially own an aggregate of approximately 78.9% of our outstanding common stock as of December 31, 1999. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 2. PROPERTIES

  Our principal executive and corporate offices occupy approximately 22,750 square feet in Santa Barbara, California under a lease agreement that expires in March 2003 with one three-year extension on 8,500 square feet, and two three-year extensions on the remaining square footage. Our distribution center occupies approximately 100,000 square feet in Oxnard, California under a lease agreement that expires in May 2004. We also have a warehouse of approximately 23,000 square feet in Santa Barbara, California under a lease agreement that expires in March 2005. This facility has been subleased under a sublease agreement expiring in March 2003. The tenant has the option to renew the sublease directly with the lessor at the end of this term. Additionally, we lease sales offices of approximately 590 square feet in Los Gatos, California under a lease agreement that expires in April 2000 and of approximately 455 square feet in Pasadena, California under lease agreements that expire in April and May of 2000, respectively. We are currently exploring additional locations to support expansion of our corporate facilities. We believe that our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the Company's current executive officers as of March 15, 2000.

   Name                     Age Position
   ----                     --- --------
   Dan Firestone...........  38 Chairman of the Board of Directors, President
                                 and Chief Executive Officer
   Jeffrey G. Miller.......  36 Executive Vice President, Sales and Marketing
   Gary J. Owen............  45 Chief Financial Officer
   Gil Varon...............  38 Director and Vice President, Wireline Division
   Glenn Berger............  37 Vice President of Operations

  Dan Firestone co-founded Somera Communications in July 1995, has served as our Chief Executive Officer since 1996, has served as our President since December 1998, and has also served as our Chairman of the Board since our inception. From 1994 to the present, Mr. Firestone has also operated SDC Business Consulting, a private business consulting firm. In 1984, Mr. Firestone co-founded Century Computer Marketing, a distributor of computer service spare parts and related products, and served as its Chief Executive Officer until May 1994.

  Jeffrey G. Miller has served as our Executive Vice President, Sales and Marketing since joining Somera Communications in May 1999. From January 1996 until May 1999, Mr. Miller served as Regional Director for North American Sales and Operations for the Cellular Infrastructure Group of Motorola, Inc. From 1985 until January 1996, Mr. Miller worked in various capacities with AT&T, including positions in sales management, product management, marketing, and software development in their long distance, premises equipment, and voice messaging business segments. Mr. Miller holds a B.S. in business administration from Miami University and an M.B.A. from Ohio State University.

  Gary J. Owen has served as our Chief Financial Officer since joining Somera Communications in July 1999. From January 1999 until July 1999, Mr. Owen served as Group Finance Director for Logical Holdings Ltd., a U.K. software development and services company. From January 1997 to January 1999, Mr. Owen served as Group Finance Director for IFX Group plc, an international information services company. From September 1996 to December 1996, Mr. Owen served as a finance consultant doing project work for Fujitsu Telecommunications Ltd. From May 1994 to September 1996, Mr. Owen served as Director, European Operations, for Aurora Electronics, Inc., an electronic materials management company. From 1986 until May 1994, Mr. Owen served as Chief Financial Officer of Century Computer Marketing, a distributor of computer service spare parts and related products. Mr. Owen holds a B.A. in accounting and finance from Nottingham University, England. Mr. Owen is also a qualified member of the Institute of Chartered Accountants.

  Gil Varon co-founded Somera Communications in July 1995, served as our President from July 1995 until December 1998, has served as our Vice President, Wireline Division since January 1999, and has served as one of our directors since our inception. From 1995 until the present, Mr. Varon has also served as a Senior Sales Manager. From May 1994 to June 1995, Mr. Varon served in sales and procurement positions for Aurora Electronics, Inc. From 1985 until May 1994, Mr. Varon served as a Group Sales Manager at Century Computer Marketing.

  Glenn E. Berger has served as our Vice President of Operations since joining Somera Communications in November 1999. From 1994 to 1999, Mr. Berger served as Director of North American Distribution Operations and Logistics Strategy for Compaq Computer Corporation. From 1984 to 1994, Mr. Berger held several logistics, transportation, and distribution management positions with Frito-Lay, Inc. Mr. Berger graduated from Arizona State University with a B.S. degree in Business Administration in 1984.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock has been traded on the Nasdaq National Market under the symbol "SMRA" since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the Nasdaq National Market:

                                                                   High   Low
                                                                  ------ ------
     Year Ended December 31, 1999
     Fourth quarter.............................................. $19.00 $12.44

  On March 20, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $14.1875 per share. As of March 23, 2000, there were approximately 47,837,500 holders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

  While we do not plan to pay dividends, any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. We plan to retain earnings for use in the operation of our business and to fund future growth.

  Since our inception in July 1995 through the effective date of our initial public offering in November 1999, we operated in the form of a limited liability company and income has been taxed directly to our equity members. During this time, we made regular quarterly distributions to our members based on our funds available for distribution. In 1996, we made quarterly distributions in an annual aggregate amount of $0.06 per unit to our members. In 1997, we made quarterly distributions in an annual aggregate amount of $0.20 per unit to our members. In 1998, we made quarterly distributions in an annual aggregate amount of $0.43 per unit to our members. In the period beginning January 1, 1999 through November 12, 1999, we made quarterly distributions in an aggregate amount of $1.79 per unit to our members, including the distribution of the proceeds of our term loan facility.

ITEM 6. SELECTED FINANCIAL DATA
  You should read the following selected financial data with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                                  Year Ended December 31,
                                              ---------------------------------
                                                1999     1998    1997    1996
                                              --------  ------- ------- -------
                                                  (in thousands except per
                                                      share/unit data)
Statements of Operations:
Net revenue.................................. $125,121  $72,186 $34,603 $10,149
Cost of net revenue..........................   81,021   43,132  20,587   5,532
                                              --------  ------- ------- -------
Gross profit.................................   44,100   29,054  14,016   4,617
                                              --------  ------- ------- -------
Operating expenses:
  Sales and marketing........................   10,320    5,747   2,593     780
  General and administrative (excludes stock-
   based compensation of $774)...............    7,982    3,939   1,648     696
  Stock-based compensation...................      774      --      --      --
                                              --------  ------- ------- -------
    Total operating expenses.................   19,076    9,686   4,241   1,476
                                              --------  ------- ------- -------
  Income from operations.....................   25,024   19,368   9,775   3,141
Interest expense, net........................    2,193      187      82      18
                                              --------  ------- ------- -------
  Income before income taxes.................   22,831   19,181   9,693   3,123
Income tax benefit...........................  (17,403)     --      --      --
                                              --------  ------- ------- -------
  Net income................................. $ 40,234  $19,181 $ 9,693 $ 3,123
                                              ========  ======= ======= =======
Net income per share/unit--basic(1).......... $   1.02  $  0.50 $  0.25 $  0.08
                                              ========  ======= ======= =======
Weighted average shares/units--basic.........   39,408   38,063  38,052  37,500
                                              ========  ======= ======= =======
Net income per share/unit--diluted(1)........ $   1.02  $  0.50 $  0.25 $  0.08
                                              ========  ======= ======= =======
Weighted average shares/units--diluted.......   39,484   38,063  38,052  37,500
                                              ========  ======= ======= =======

                                                       December 31,
                                              --------------------------------
                                                1999     1998     1997   1996
                                              -------- --------  ------ ------
                                                      (in thousands)
Balance Sheet Data:
Working capital.............................. $ 67,888 $  9,482  $4,602 $1,797
Total assets.................................  115,751   17,009   9,281  3,882
Notes payable--net of current portion........      --     3,457     638    662
Mandatorily redeemable Class B units.........      --    51,750     --     --
Stockholders' equity/members' capital
 (deficit)...................................   86,786  (45,136)  3,787  1,251

--------
(1) See note 2 of Notes to the financial statements for an explanation of the calculation of net income per share/unit--basic and diluted.

  Commencing with 1997 our fiscal years are on a 52 and 53 week basis. For presentation purposes we are using a calendar quarter and calendar year end convention. Our fiscal years 1997, 1998, and 1999 ended on December 28, 1997, January 3, 1999, and January 2, 2000.

  From our inception in July 1995 to December 31, 1995, we were engaged principally in the commencement of our business operations and recorded approximately $240,000 of net revenue from product shipments, $122,000 of cost of net revenue and $61,000 of operating expenses during that period. Accordingly, as such amounts are not significant, the results for the period from our inception to December 31, 1995 have not been presented in the tables above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this prospectus. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of factors, including those discussed previously, under "Risk Factors" or in other parts of this Annual Report on Form 10-K.

Overview

  We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We generate revenue from sales of new and de-installed telecommunications infrastructure equipment. Our customers include incumbent local exchange carriers, long distance carriers, wireless carriers and competitive local exchange carriers. Incumbent local exchange carriers, or ILECs, provided local telephone service on an exclusive basis prior to deregulation. Since deregulation, competitive local exchange carriers, or CLECs, have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

  We purchase de-installed equipment primarily from telecommunications carriers, many of whom are also our customers. We purchase the new equipment we sell primarily from OEMs and distributors. By using our relationship management database to track carriers' de-installed equipment we are able to offer our customers a broad range of equipment. We generally have not entered into long-term contracts or distribution arrangements with our suppliers, and if we fail to develop and maintain our relationships with our suppliers, our business will suffer.

  Through 1999, 65% or more of our annual net revenue has been generated from the sale of de-installed equipment. We market and sell this equipment through our industry focused sales teams. A majority of our sales to date have been to customers located in the United States. Sales to customers outside of the United States accounted for 10.9%, 19.7%, and 16.5% of our net revenue in 1999, 1998, and 1997, respectively. We expect sales to carriers in the United States to continue to account for the majority of our net revenue for the foreseeable future. Currently, all of our equipment sales are denominated in U.S. dollars.

  In 1999, no single customer accounted for more than 10% of our net revenue. In 1998, ALLTEL Corporation accounted for 10.2% of our net revenue, and in 1997, Vodafone AirTouch plc accounted for 10.1% of our net revenue. In the years ended December 31, 1999, 1998, and 1997, no suppliers accounted for more than 10% of our equipment purchases.

  Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of products without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provisions for returns and warranty obligations where significant, when we ship equipment to our customers.

  The market for telecommunications equipment is characterized by intense competition. We believe that our ability to remain competitive depends on enhancing the existing service levels we provide to our customers, acquiring access to a broader selection of equipment, developing new customer relationships and expanding our existing customer penetration levels. To enhance our ability to meet these goals, we have recently contracted with one of the industry's premier internet consulting firms, Viant Corporation, to help facilitate the development of our E-Commerce capability. Failure to accomplish these goals could harm our growth prospects and operating results.

Corporate History

  We were organized as a California limited liability company, or LLC, and commenced operations in July 1995. In July 1998, we undertook a recapitalization in which outside investors purchased Class B units representing approximately 37.0% of Somera Communications, LLC. In August 1999, we entered into a $50 million term loan facility and a $15 million revolving loan facility with a syndicate of financial institutions led by Fleet National Bank. In November 1999, we raised approximately $107 million in net proceeds from the initial public offering of 9,775,000 shares of our common stock. Approximately $60 million of the proceeds were used to payoff the Fleet National Bank term loan and revolving loan facilities, including associated accrued interest. The balance of the proceeds have been invested in short term, interest bearing, investment grade marketable securities.

Results of Operations

 1999 Compared to 1998

  Net Revenue. Net revenue consists of sales of new and de-installed telecommunications equipment, including switching, transmission, access, wireless, microwave and power products. Net revenue increased to $125.1 million in 1999 from $72.2 million in 1998. The increase in net revenue was driven by greater customer demand for our equipment in general rather than significant increases in the price of the products we sold, our expansion in United States markets and growth in significant customer accounts. Net revenue attributable to new equipment sales increased to $43.7 million in 1999 from $17.1 million in 1998. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. We believe that net revenue attributable to new equipment sales will continue to increase in response to customers' demand for new telecommunications equipment. Net revenue attributable to de-installed equipment sales increased to $81.4 million in 1999 from $55.1 million in 1998. The increase in net revenue attributable to de-installed equipment sales was due to greater demand among our customers in connection with the build out and servicing of their existing networks. We believe net revenue attributable to de-installed equipment will increase as our customers continue to build out their existing networks.

  Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased to $81.0 million in 1999 from $43.1 million in 1998. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of new and de-installed equipment sales. Cost of net revenue attributable to new equipment sales increased to $36.3 million in 1999 from $13.7 million in 1998. The increase in cost of net revenue attributable to new equipment was due primarily to increases in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. We believe these costs may continue to increase as we purchase additional new equipment to satisfy customer demand. Cost of net revenue attributable to de-installed equipment sales increased to $44.7 million in 1999 from $29.4 million in 1998. The increase in cost of net revenue attributable to de-installed equipment was due primarily to increased volume of de-installed equipment sales and fluctuations due to large, non-recurring purchases of de-installed equipment. We believe that the costs of net revenues attributable to de-installed equipment will continue to increase as our volume of de-installed equipment sales increases in response to customer demand. Gross profit as a percentage of net revenue, or gross margin, declined to 35.2% in 1999 from 40.2% in 1998. The decline in gross margins was primarily due to an increase in the proportion of new equipment we sold, which generally has lower gross margins than de-installed equipment, fluctuations in the prices of a number of our purchase transactions, and increased competition in the procurement of de-installed equipment generally. Gross margin attributable to new equipment sales decreased to 17.0% in 1999 from 19.5% in 1998. The decrease in gross margin attributable to new equipment sales was due primarily to fluctuations in the mix of equipment we sold. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to de-installed equipment sales decreased to 45.1% in 1999 from 46.7% in 1998. The decrease in gross margin attributable to de-installed equipment sales was due primarily to increased prices of the de-installed equipment we purchased relating to a number of large, non-recurring purchase transactions in 1998. We believe that gross margins attributable to de-installed equipment sales may continue to fluctuate depending upon the mix of de-installed equipment we sell and our ability to make significant discounted purchases.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased to $10.3 million in 1999 from $5.7 million in 1998. This increase was due to higher absolute commission expenses consistent with increased gross profit upon which our sales commissions are based, as well as the hiring of additional sales and procurement personnel, including a new executive vice president of sales and marketing. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales personnel and pay commissions consistent with increased gross profit, although such expenses may vary as a percentage of net revenue.

  General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $8.0 million in 1999 from $3.9 million in 1998. This increase was due primarily to the increase in employees resulting from the expansion of our operations, as well as recruitment costs. We expect that general and administrative expenses will increase in the future as we expand our operations, although such expenses may vary as a percentage of net revenue.

  Stock-based Compensation. Stock-based compensation charges relate to warrants for common stock granted in exchange for services and options granted to officers and a director in 1999. The warrants, which were fully vested at the date of grant, entitle the holders to purchase up to 207,655 shares of common stock and resulted in a one-time charge of approximately $530,000 in 1999. In July 1999, we issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000 which will be amortized over the vesting period, generally four years, of the underlying options. Amortization of the stock option charge in 1999 amounted to $244,000. The remaining charge will be amortized to net income as follows: $367,000 in 2000, $148,000 in 2001, $63,000 in 2002 and $8,000 in 2003. There was no
stock-based compensation charge in 1998.

  Interest Expense, Net. Interest expense, net consists of interest expense associated with debt obligations offset by interest income earned on cash and cash equivalent balances. Interest expense, net increased to $2.2 million in 1999 from $187,000 in 1998. This increase was due to the one-time write-off of $1.1 million of unamortized loan fees as well as the higher level of outstanding debt principal to satisfy greater working capital needs. We had no long term loans outstanding as of December 31, 1999.

  Income Tax Benefit. In 1999, we realized a $19.5 million deferred tax credit as a result of the change in tax status of the company from a limited liability company to a "C" Corporation. This deferred tax asset will be amortized over 15 years. As a limited liability company in 1998, we were not subject to federal or state income taxes.

 1998 Compared to 1997

  Net Revenue. Net revenue increased to $72.2 million in 1998 from $34.6 million in 1997. The increase was due to significant increases of sales in both the United States and Latin American markets, an increase in sales of new equipment and the growth of several customer accounts. The increases in net revenue are only nominally attributable to increases in the prices we charge for our products. Net revenue attributable to new equipment sales increased to $17.1 million in 1998 from $3.1 million in 1997. The increase in net revenue attributable to new equipment sales from 1997 to 1998 was due to significant increases in existing customer demand for new equipment. Net revenue attributable to de-installed equipment sales increased to $55.1 million in 1998 from $31.5 million in 1997. The increase in net revenue attributable to de-installed equipment sales from

1997 to 1998 was due to increased customer demand for de-installed equipment in connection with the build-out and servicing of existing networks and a broader offering of de-installed equipment.

  Cost of Net Revenue. Cost of net revenue increased to $43.1 million in 1998 from $20.6 million in 1997. Substantially all of the increase was due to the increase in procurement costs associated with increased volumes of equipment we sold. These increased costs are only nominally attributable to increases in the costs of the equipment we purchase from third parties because these costs have remained relatively stable. Cost of net revenue attributable to new equipment sales increased to $13.7 million in 1998 from $2.5 million in 1997. The increase in cost of net revenue attributable to new equipment sales is due primarily to increased volumes of new equipment purchased from third parties to be sold to customers. Cost of net revenue attributable to de-installed equipment sales increased to $29.4 million in 1998 from $18.1 million in 1997. The increase in cost of net revenue attributable to de-installed equipment sales is due primarily to increased volumes of de-installed equipment purchased from third parties to be sold to customers. The gross margin decreased to 40.2% in 1998, from 40.5% in 1997. The relatively stable gross margin levels between 1998 and 1997 were due to increased volumes of sales of higher margin de-installed equipment in 1998, offsetting an increased portion of lower margin new equipment sales in the same period. Gross margin attributable to new equipment sales increased to 19.5% in 1998 from 18.3% in 1997. The increase in gross margin attributable to new equipment sales is due to primarily to fluctuations in the equipment we sold. Gross margin attributable to de-installed equipment sales increased to 46.7% in 1998 from 42.7% in 1997. The increase in gross margin attributable to de-installed equipment sales is due primarily to favorable pricing related to a number of large, non-recurring purchase transactions in 1998.

  Sales and Marketing. Sales and marketing expenses increased to $5.7 million in 1998 from $2.6 million in 1997. The increases for each of these periods were primarily due to the addition of sales and procurement personnel, including sales managers, higher absolute commission expenses consistent with increased gross profit and increased marketing efforts.

  General and Administrative. General and administrative expenses increased to $3.9 million in 1998 from $1.6 million in 1997. The increase was due to a significant increase in headcount resulting from the expansion of our operations, as well as the approximately $700,000 in financing costs attributable to our recapitalization in July 1998.

  Interest Expense, Net. Interest expense, net increased to $187,000 in 1998, from $82,000 in 1997. The increase was due to higher borrowing levels necessary to fund our working capital requirements.

Quarterly Results of Operations

  The following tables set forth unaudited statement of operations data for each of the eight quarters in the period ended December 31, 1999, as well as the percentage of our net revenue represented by each item. In our opinion, this unaudited information has been prepared on the same basis as the annual financial statements. This information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation when read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                         Quarter Ended
                          ------------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                            1998      1998      1998      1998      1999      1999      1999      1999
                          --------- --------  --------- --------  --------- --------  --------- --------
                                                          (unaudited)
                                                        (in thousands)
Statements of Operations
 Data:
Net revenue.............   $14,258  $20,159    $16,854  $20,915    $23,248  $29,586    $34,200  $ 38,087
Cost of net revenue.....     8,688   12,349      9,853   12,242     14,609   19,414     22,655    24,343
                           -------  -------    -------  -------    -------  -------    -------  --------
Gross profit............     5,570    7,810      7,001    8,673      8,639   10,172     11,545    13,744
                           -------  -------    -------  -------    -------  -------    -------  --------
Operating expenses:
  Sales and marketing...       990    1,404      1,501    1,853      1,967    2,418      2,853     3,082
  General and
   administrative.......       525      801      1,596    1,016      1,420    1,579      2,086     2,897
  Stock-based
   compensation.........       --       --         --       --         --       193        459       122
                           -------  -------    -------  -------    -------  -------    -------  --------
   Total operating
    expenses............     1,515    2,205      3,097    2,869      3,387    4,190      5,398     6,101
                           -------  -------    -------  -------    -------  -------    -------  --------
Income from operations..     4,055    5,605      3,904    5,804      5,252    5,982      6,147     7,643
Interest expense, net...        18       57         42       70         59       85        512     1,537
                           -------  -------    -------  -------    -------  -------    -------  --------
Income before income
 taxes..................     4,037    5,548      3,862    5,734      5,193    5,897      5,635     6,106
Income tax benefit......       --       --         --       --         --       --         --    (17,403)
                           -------  -------    -------  -------    -------  -------    -------  --------
Net income..............   $ 4,037  $ 5,548    $ 3,862  $ 5,734    $ 5,193  $ 5,897    $ 5,635  $ 23,509
                           =======  =======    =======  =======    =======  =======    =======  ========

As a Percentage of Net
 Revenue:
Net revenue.............     100.0%   100.0%     100.0%   100.0%     100.0%   100.0%     100.0%    100.0%
Cost of net revenue.....      60.9     61.3       58.5     58.5       62.8     65.6       66.2      63.9
                           -------  -------    -------  -------    -------  -------    -------  --------
Gross profit............      39.1     38.7       41.5     41.5       37.2     34.4       33.8      36.1
                           -------  -------    -------  -------    -------  -------    -------  --------
Operating expenses:
  Sales and marketing...       7.0      6.9        8.9      8.9        8.5      8.2        8.3       8.1
  General and
   administrative.......       3.7      4.0        9.4      4.8        6.1      5.3        6.1       7.6
  Stock-based
   compensation.........       --       --         --       --         --       0.7        1.4       0.3
                           -------  -------    -------  -------    -------  -------    -------  --------
   Total operating
    expenses............      10.7     10.9       18.3     13.7       14.6     14.2       15.8      16.0
                           -------  -------    -------  -------    -------  -------    -------  --------
Income from operations..      28.4     27.8       23.2     27.8       22.6     20.2       18.0      20.1
Interest expense, net...       0.1      0.3        0.3      0.4        0.3      0.3        1.5       4.1
                           -------  -------    -------  -------    -------  -------    -------  --------
Income before income
 taxes..................      28.3     27.5       22.9     27.4       22.3     19.9       16.5      16.0
Income tax benefit......       --       --         --       --         --       --         --      (45.7)
                           -------  -------    -------  -------    -------  -------    -------  --------
Net income..............      28.3%    27.5%      22.9%    27.4%      22.3%    19.9%      16.5%     61.7%
                           =======  =======    =======  =======    =======  =======    =======  ========

  Our net revenue increased in each quarter compared to the same quarter in the prior year due primarily to increased levels of customer demand for the equipment we sell in general. Our gross margins declined over the period from 39.1% in the quarter ended March 31, 1998 to 36.1% in the quarter ended December 31, 1999 due largely to an increase in our percentage of sales of new equipment which have lower gross margins than de-installed equipment. This was partially offset by improved gross margins on sales of de-installed equipment.

Sales and marketing expenses have increased in absolute dollars for every quarter reflecting greater commissions paid on increased gross profit, the addition of sales personnel and intensified marketing efforts. General and administrative expenses increased almost every quarter due to the increase in personnel costs and professional fees required to support our growth. In the quarter ended September 30, 1998, general and administrative expenses included approximately $700,000 in costs associated with the July 1998 recapitalization.

  Historically, our net revenue and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and could fluctuate significantly from quarter to quarter and from year to year in the future. Causes of such fluctuations may include the rate and timing of customers' orders for the equipment we sell, the rate at which telecommunications carriers de-install equipment, decreases in the prices of the equipment we sell due to increased secondary market competition, our ability to locate and obtain equipment, our ability to deploy equipment on a timely basis, seasonal variations in customer purchasing, write-offs due to inventory defects and obsolescence, the potentially long sales cycle for our equipment, delays in the commencement of operations in new markets, costs relating to possible acquisitions, and general economic conditions and conditions specific to the telecommunications industry. Historically, we have seen that our net revenue is subject to seasonal fluctuations because our customers typically purchase less telecommunications equipment during the third calendar quarter of each year due to the annual nature of budgetary, procurement and sales cycles. Significant quarterly fluctuations in our net revenue will cause significant fluctuations in our cash flows and working capital.

Liquidity and Capital Resources

  Since inception in July 1995, we have financed our operations primarily through cash flows from operations. Net cash generated by operating activities was $20.5 million in 1999, $14.9 million in 1998, and $8.0 million in 1997. Through November 1999, substantially all of the cash generated by operating activities was distributed to the members of Somera Communications, LLC. In July 1998, we used $51.8 million from the sale of Class B units to outside investors to repurchase outstanding units from a number of our initial unit holders.

  On August 31, 1999, we entered into a credit agreement with a syndicate of financial institutions led by Fleet National Bank. The credit agreement provided for a term loan facility and a revolving loan facility. The term loan facility was for an aggregate principal amount of $50.0 million. The revolving loan facility allowed us to borrow $15.0 million, with a $5.0 million sublimit for the issuance of letters of credit. The obligations under the term loan facility and the revolving loan facility were secured by a first priority lien on all our tangible and intangible assets. The proceeds of our term loan facility were used to make a distribution to the members of Somera Communications, LLC of $48.5 million in September 1999 and the remaining $1.5 million was used to pay off a portion of outstanding balances on notes payable. Additionally, approximately $1.5 million of our revolving loan facility was used to pay off the current portion of the notes payable. The remaining amount of notes payable, approximately $500,000 was satisfied from available cash.

  On November 12, 1999, we sold 9,775,000 of our common shares at $12.00 per share through an initial public offering, raising approximately $107.4 million in net proceeds. In November 1999, we repaid and retired the outstanding balance of the term loan facility and the outstanding balance of the revolving loan facility with the proceeds of the offering.

  As of December 31, 1999, we had approximately $54.5 million in cash and cash equivalents. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long term debt outstanding as of December 31, 1999.

  We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment and higher relative levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution center and equipment testing infrastructure to support our growth. In addition, we will expend significant resources relating to the implementation of our business to business e-commerce capability.

  We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Year 2000 Readiness

  The year 2000 issue is the potential for system and processing failures of date-related data and is the result of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  To date, the products we sell have not revealed any significant year 2000 problems. Additionally, we have not experienced any business interruptions as a result of our suppliers' and business partners' failure to properly address the year 2000 issue. As of March 15, 2000, we have not experienced any significant issues as a result of year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

  In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ended December 31, 2000.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

  We have reviewed the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 1999.

  All of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of December 31, 1999, we had no long term debt outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  27

Balance Sheets.............................................................  28

Statements of Operations...................................................  29

Statement of Stockholders' Equity/Members' Capital (Deficit)...............  30

Statements of Cash Flows...................................................  31

Notes to Financial Statements..............................................  32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Somera Communications, Inc.

  In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somera Communications Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
January 27, 2000, except note 11
 for which the date is March 17, 2000

                          SOMERA COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                     (in thousands, except per share data)

                                                                    December 31,
                                                                  ------------------
                                                                    1999      1998
                                                                  --------  --------
                             ASSETS
                             ------
 Current assets:
   Cash and cash equivalents....................................  $ 54,492  $  1,930
   Accounts receivable, (net of allowance for doubtful accounts
    of $736 and $249 at December 31, 1999 and 1998).............    19,592    10,237
   Inventories, net.............................................    18,386     4,067
   Deferred tax asset--current portion..........................     2,236       --
   Other current assets.........................................     2,147       186
                                                                  --------  --------
     Total current assets.......................................    96,853    16,420
 Property and equipment, net....................................     1,505       547
 Deferred tax asset--net of current portion.....................    16,490       --
 Other assets...................................................       903        42
                                                                  --------  --------
     Total assets...............................................  $115,751  $ 17,009
                                                                  ========  ========

 LIABILITIES, STOCKHOLDERS' EQUITY/MANDATORILY REDEEMABLE CLASS
                           B UNITS AND
                   MEMBERS' CAPITAL (DEFICIT)
 --------------------------------------------------------------
 Current liabilities:
   Accounts payable.............................................  $ 23,636  $  5,901
   Accrued compensation.........................................     1,707       496
   Other accrued liabilities....................................     2,284       541
   Capital lease obligations--current portion...................       830       --
   Income taxes payable.........................................       508       --
                                                                  --------  --------
     Total current liabilities..................................    28,965     6,938
 Notes payable..................................................       --      1,838
 Notes payable to related parties...............................       --      1,619
                                                                  --------  --------
     Total liabilities..........................................    28,965    10,395
                                                                  --------  --------

 Commitments (Note 5)

 Mandatorily redeemable Class B units...........................       --     51,750
                                                                  --------  --------
 Stockholders' equity/members' deficit
   Class A Units................................................       --    (51,359)
   Class B Units................................................       --      6,223
 Common stock: $0.001 par value
   Shares authorized: 200,000
   Shares issued and outstanding at December 31, 1999: 47,838...        48       --
 Additional paid in capital.....................................    66,419       --
 Retained earnings..............................................    20,905       --
 Unearned stock based compensation..............................      (586)      --
                                                                  --------  --------
     Total stockholders' equity/members' deficit................    86,786   (45,136)
                                                                  --------  --------
     Total liabilities and stockholders' equity/members'
      deficit...................................................  $115,751  $ 17,009
                                                                  ========  ========

   The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1999      1998    1997
                                                     --------  -------- -------
Net revenue......................................... $125,121  $ 72,186 $34,603
Cost of net revenue.................................   81,021    43,132  20,587
                                                     --------  -------- -------
    Gross profit....................................   44,100    29,054  14,016
Operating expenses:
  Sales and marketing...............................   10,320     5,747   2,593
  General and administrative (excludes stock-based
   compensation of $774)............................    7,982     3,939   1,648
  Stock-based compensation..........................      774       --      --
                                                     --------  -------- -------
    Total operating expenses........................   19,076     9,686   4,241
                                                     --------  -------- -------
  Income from operations............................   25,024    19,368   9,775
Interest expense, net...............................    2,193       187      82
                                                     --------  -------- -------
  Income before income taxes........................   22,831    19,181   9,693
Income tax benefit..................................  (17,403)      --      --
                                                     --------  -------- -------
    Net income...................................... $ 40,234  $ 19,181 $ 9,693
                                                     ========  ======== =======
Net income per share/unit--basic.................... $   1.02  $   0.50 $  0.25
                                                     ========  ======== =======
Weighted average share/units--basic.................   39,408    38,063  38,052
                                                     ========  ======== =======
Net income per share/unit--diluted.................. $   1.02  $   0.50 $  0.25
                                                     ========  ======== =======
Weighted average shares/units--diluted..............   39,484    38,063  38,052
                                                     ========  ======== =======


   The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

          STATEMENT OF STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL (DEFICIT)
                                 (in thousands)

                  Common Stock Additional            Class A Units      Class B Units      Unearned
                  ------------  Paid in   Retained ------------------  ----------------  Stock-Based
                  Number Value  Capital   Earnings  Number    Value    Number   Value    Compensation  Total
                  ------ ----- ---------- -------- --------  --------  ------  --------  ------------ --------
Balances,
 January 1,
 1997...........     --  $ --   $    --   $   --     33,750  $  1,128   3,750  $    123     $ --      $  1,251
Capital
 contributed....     --    --        --       --        563       300     --        --        --           300
Net income......     --    --        --       --        --      8,738     --        955       --         9,693
Distributions to
 members........     --    --        --       --        --     (6,723)    --       (734)      --        (7,457)
                  ------ ----   --------  -------  --------  --------  ------  --------     -----     --------
Balances,
 December 31,
 1997...........     --  $ --   $    --   $   --     34,313  $  3,443   3,750  $    344     $ --      $  3,787
Conversion of
 Class B units
 to Class A
 units..........     --    --        --       --      2,501       344  (2,501)     (344)      --           --
Proceeds from
 issuance of new
 units..........     --    --        --       --        --        --      --        --        --           --
Repurchase of
 members'
 units..........     --    --        --       --    (12,821)  (51,750) (1,249)      --        --       (51,750)
Net income......     --    --        --       --        --     11,590     --      7,591       --        19,181
Distributions to
 members........     --    --        --       --        --    (14,986)    --     (1,368)      --       (16,354)
                  ------ ----   --------  -------  --------  --------  ------  --------     -----     --------
Balances,
 December 31,
 1998...........     --  $ --   $    --   $   --     23,993  $(51,359)    --   $  6,223     $ --      $(45,136)
Net income......     --    --        --    20,905       --     12,184     --      7,145       --        40,234
Distributions to
 members........     --    --        --       --        --    (43,010)    --    (25,222)      --       (68,232)
Issuance of
 common stock in
 conversion of
 outstanding
 units..........  38,063   38    (40,967)     --    (23,993)   80,825     --     11,854       --        51,750
Issuance of
 common stock
 through initial
 public
 offering, net
 of issuance
 costs of
 $9,904.........   9,775   10    107,386      --        --        --      --        --        --       107,396
Unearned
 employee stock-
 based
 compensation...     --    --        --       --        --        830     --        --       (830)          --
Amortization of
 unearned stock-
 based
 compensation...     --    --        --       --        --        --      --        --        244          244
Warrants issued
 in exchange for
 services.......     --    --        --       --        --        530     --        --        --           530
                  ------ ----   --------  -------  --------  --------  ------  --------     -----     --------
Balances,
 December 31,
 1999...........  47,838 $ 48   $ 66,419  $20,905       --   $    --      --   $    --      $(586)    $ 86,786
                  ====== ====   ========  =======  ========  ========  ======  ========     =====     ========
                     Mandatorily
                  Redeemable Class
                       B Units
                  -------------------
                   Number    Value
                  --------- ---------
Balances,
 January 1,
 1997...........       --   $    --
Capital
 contributed....       --        --
Net income......                 --
Distributions to
 members........       --        --
                  --------- ---------
Balances,
 December 31,
 1997...........       --   $    --
Conversion of
 Class B units
 to Class A
 units..........       --        --
Proceeds from
 issuance of new
 units..........    14,070    51,750
Repurchase of
 members'
 units..........       --        --
Net income......       --        --
Distributions to
 members........       --        --
                  --------- ---------
Balances,
 December 31,
 1998...........    14,070  $ 51,750
Net income......       --        --
Distributions to
 members........       --        --
Issuance of
 common stock in
 conversion of
 outstanding
 units..........   (14,070)  (51,750)
Issuance of
 common stock
 through initial
 public
 offering, net
 of issuance
 costs of
 $9,904.........       --        --
Unearned
 employee stock-
 based
 compensation...       --        --
Amortization of
 unearned stock-
 based
 compensation...       --        --
Warrants issued
 in exchange for
 services.......       --        --
                  --------- ---------
Balances,
 December 31,
 1999...........       --   $    --
                  ========= =========

   The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
Cash flows from operating activities:
  Net income......................................  $ 40,234  $ 19,181  $ 9,693
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.................       401       137       54
    Provision for doubtful accounts...............       578       201      145
    Provision for write-downs of inventories......     1,258       634      370
    Deferred tax benefit..........................   (18,726)      --       --
    Amortization of loan fees.....................     1,100       --       --
    Warrants issued in exchange for services......       530       --       --
    Training costs financed by capital lease......        65       --       --
    Amortization of stock-based compensation......       244       --       --
    Forgiveness of loans to officers..............        37       --       --
    Loss on disposal of assets....................         5       --       --
    Changes in operating assets and liabilities:
      Accounts receivable.........................    (9,933)   (4,343)  (4,038)
      Inventories.................................   (15,577)   (3,245)    (889)
      Other current assets........................     (908)       (17)     141
      Accounts payable............................    17,735     1,771    2,352
      Accrued compensation........................     1,211       234      150
      Other accrued liabilities...................     1,743       396       66
      Income taxes payable........................       508       --       --
                                                    --------  --------  -------
        Net cash provided by operating
         activities...............................    20,505    14,949    8,044
                                                    --------  --------  -------
Cash flows from investing activities:
  Acquisition of property and equipment...........      (599)     (553)     (85)
  Loans to officers...............................    (1,951)      --       --
  Decrease (increase) in other assets.............       --        (31)       5
                                                    --------  --------  -------
        Net cash used in investing activities.....    (2,550)     (584)     (80)
                                                    --------  --------  -------
Cash flows from financing activities:
  Proceeds from term loan, net of fees............    48,900       --       --
  Payment of term loan............................   (50,000)      --       --
  Borrowings on line of credit....................     9,500       --       --
  Paydown of line of credit.......................   (9,500)       --       --
  Proceeds from initial public offering, net of
   issuance costs.................................   107,396       --       --
  Proceeds from issuance of mandatorily redeemable
   Class B units..................................       --     51,750      300
  Repurchase of members' capital..................       --    (51,750)     --
  Proceeds from/(repayment of) notes payable......    (3,457)    2,500      295
  Distributions to members........................   (68,232)  (16,354)  (7,457)
                                                    --------  --------  -------
        Net cash provided by (used in) financing
         activities...............................    34,607   (13,854)  (6,862)
                                                    --------  --------  -------
Net increase in cash and cash equivalents.........    52,562       511    1,102
Cash and cash equivalents, beginning of year......     1,930     1,419      317
                                                    --------  --------  -------
Cash and cash equivalents, end of year............  $ 54,492  $  1,930  $ 1,419
                                                    ========  ========  =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest........  $  1,081  $    201  $    98
                                                    ========  ========  =======
  Income taxes paid...............................  $    815  $    --   $   --
                                                    ========  ========  =======
  Fixed assets acquired under capital lease.......  $    765  $    --   $   --
                                                    ========  ========  =======

   The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1--Formation and Business of the Company:

  Somera Communications, LLC. ("Somera") was formed as a Limited Liability Company in 1995 under the laws of the State of California. Somera Communications, Inc. ("Somera, Inc.") was formed in August 1999 and is incorporated under the laws of the State of Delaware. Concurrent with the closing of Somera, Inc.'s initial public offering on November 12, 1999, each member of Somera received one share of Somera, Inc. in exchange for each unit held and Somera, Inc. assumed the assets, liabilities and the operations of Somera. The historical results of Somera have been presented as a predecessor business of Somera, Inc. as no change in control occurred as a result of this transaction. The term Company in these financial statements refers to both Somera and Somera, Inc.

  The Company is a provider of telecommunications infrastructure equipment and services to telecommunications carriers. The Company provides customers with a combination of new and de-installed equipment.

Note 2--Summary of Significant Accounting Policies:

 Basis of Presentation

  Commencing with fiscal 1997, the Company's fiscal years are on a 52 or 53 week basis. The 1997, 1998, and 1999 years which ended on December 28, 1997, January 3, 1999, and January 2, 2000, respectively, were 52 and 53 week periods.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  All of the Company's revenue is derived from the sale of products. Revenue is recognized upon shipment of product by the Company provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed and determinable and collection of the resulting receivable is probable. Reserves for equipment returns and warranty obligations are recorded at the time of shipment and are based on the historical experience of the Company.

 Income Taxes

  Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Somera was treated as a partnership for federal and state income tax purposes. Consequently, federal income taxes were not payable, or provided for, by Somera. Somera's Members were taxed individually on their share of Somera's earnings. Somera's net income or loss was allocated among the members in accordance with the regulations of Somera.

                          SOMERA COMMUNICATIONS, INC.

 Concentration of Credit Risk and Other Risks and Uncertainties

  Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash with two high credit quality financial institutions in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

  During the year ended December 31, 1997 one customer accounted for 10.1% of net revenue. During the year ended December 31, 1998 one customer accounted for 10.2% of net revenue and 12.0% of the total accounts receivable at December 31, 1998. No individual customer accounted for more than 10% of net revenue during the year ended December 31, 1999.

  No supplier accounted for 10% or more of new and de-installed equipment purchases during the years ended December 31, 1997, 1998 and 1999.

 Financial Instruments

  The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term maturities.

 Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original or remaining maturity of three months or less, at the date of purchase, to be cash equivalents.

 Inventories

  Inventories, which are comprised of finished goods held for resale, including de-installed equipment, are stated at the lower of cost (determined on an average cost basis) or net realizable value. Costs may include refurbishment costs associated with repairing and reconfiguring de-installed equipment held for resale. Inventories are stated net of provisions for obsolete and slow moving items.

 Property and Equipment

  Property and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. These lives vary from three to seven years.

  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or remaining lease term on a straight-line basis.

  Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Gains and losses on dispositions of property and equipment are included in net income.

  During 1999 the Company adopted the provisions of Accounting Standards Executive Committee ("AcSEC") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Any costs capitalized are depreciated on a straight-line basis over the lesser of the estimated useful life of three years or the term of the lease.

                          SOMERA COMMUNICATIONS, INC.

 Stock-based Compensation

  The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 or APB 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 or SFAS 123, "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to nonemployees is accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 91-18, "Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and valued using the Black Scholes model.

 Advertising and Promotional Costs

  We expense advertising and promotional costs as they are incurred. Advertising expense for 1999, 1998 and 1997 was $20,000, $32,000 and $19,000,
respectively.

 Net Income Per Share/Unit

  Basic net income per share/unit is computed by dividing the net income for the period by the weighted average number of shares/units outstanding during the period. Diluted net income per share/unit is computed by dividing the net income for the period by the weighted average number of shares/units and equivalent shares/units outstanding during the period. Equivalent shares/units, composed of shares/units issuable upon the exercise of options and warrants, are included in the diluted net income per share/unit computation to the extent such shares/units are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share/unit follows (in thousands, except per unit data):

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
     Numerator
       Net income..................................... $40,234 $19,181 $ 9,693
                                                       ------- ------- -------
     Denominator
       Weighted average shares/units--basic...........  39,408  38,063  38,052
       Dilutive effect of options and warrants to
        purchase shares/units.........................      76     --      --
     Weighted average shares/units--diluted...........  39,484  38,063  38,052
                                                       ------- ------- -------
     Net income per share/unit--basic................. $  1.02 $  0.50 $  0.25
                                                       ======= ======= =======
     Net income per share/unit--diluted............... $  1.02 $  0.50 $  0.25
                                                       ======= ======= =======

 Comprehensive Income

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 or SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. There was no difference between the Company's net income and its total comprehensive income for the years ended December 31, 1999, 1998 and 1997.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the

                          SOMERA COMMUNICATIONS, INC.

corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

  In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ended December 31, 2000.

Note 3--Balance Sheet Accounts (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------  -----
   Property and equipment, net
   Computer and telephone equipment.............................. $1,505  $ 486
   Office equipment and furniture................................    213    124
   Warehouse equipment...........................................    161     73
   Leasehold improvements........................................    181     80
                                                                  ------  -----
                                                                   2,060    763
   Less accumulated depreciation and amortization................   (555)  (216)
                                                                  ------  -----
                                                                  $1,505  $ 547
                                                                  ======  =====

  Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 amounted to $401,000, $137,000, and $54,000, respectively.

  Included in computer and telephone equipment is an amount of approximately $765,000 representing assets held under capital lease as of December 31, 1999. These represent costs incurred in respect of software, hardware and related costs arising from the implementation of the Company's new accounting system. Amortization charged on these assets through December 31, 1999 was $98,000.

Note 4--Notes Payable:

  Notes payable to related parties represented amounts payable to two of the Company's members. At December 31, 1998, the aggregate amount of notes payable to these members was $619,000. Also included in notes payable to related parties as of December 31, 1998 was an amount of $1,000,000 issued in March 1998 to an outside partnership, of which a member is a general partner. Notes payable bore interest at rates varying between 8% and 13% per annum. All of the notes were repaid in September 1999.

  On October 8, 1997, the Company entered into a revolving line of credit facility of $2,500,000. There were no borrowings on this facility during each of the years ended December 31, 1997 and 1998. On January 12, 1999, the Company replaced this facility with a new revolving line of credit with the same bank. The facility included a fixed amount of $2,000,000 plus an amount based on a percentage of eligible accounts receivable and inventory with a maximum amount of $17,000,000 available.

                          SOMERA COMMUNICATIONS, INC.

  On August 31, 1999, the Company entered into an agreement under which a syndicate of banks, led by Fleet National Bank provided a $50,000,000 term loan and $15,000,000 revolving loan facility. Proceeds, net of issuance costs of approximately $1,100,000, from the term loan were $48,900,000. The issuance costs were capitalized and were being amortized to interest expense over the term of the loan using the effective interest method. The term loan and balance outstanding on the revolving loan facility were repaid in November 1999 using a portion of the proceeds from the initial public offering. As a result, the Company wrote off the balance of the capitalized issuance costs.

  The Company had no long term debt as of December 31, 1999.

Note 5--Commitments:

  The Company is obligated under several operating leases for both office and warehouse space. The lease terms range in length from five to seven years. Rent expense, net of sublease income, for the years ended December 31, 1999, 1998 and 1997 was $579,000, $297,000, and $131,000, respectively.

  On June 1, 1999, the Company entered into a five year lease for new warehouse space. The lease terms include two options to renew for three years and rentals of $38,000 are due on a monthly basis.

  Future minimum lease payments, net of sublease proceeds, under noncancelable operating leases at December 31, 1999 are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
     2000.............................................................  $  956
     2001.............................................................     972
     2002.............................................................     999
     2003.............................................................     907
     2004.............................................................     530
     Thereafter.......................................................      70
                                                                        ------
     Total minimum lease payments.....................................  $4,434
                                                                        ======

  Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes. The Company is also exposed to credit risk in the event of default of the subleasee, because the Company is still liable to meet its obligations under the terms of the original lease agreement.

  In December 1999, the Company entered into negotiations to settle the balance due under the one capital lease outstanding as of that date. In January 2000, the balance of approximately $830,000 due on the lease was settled in cash. As a result the amount due under this lease has been presented as a current liability.

Note 6--Stockholders' Equity/Members' Deficit:

  Somera's capital included two classes of units--Class A and Class B. At December 31, 1998 there were 23,993,000 Class A units and 14,070,000 Class B units outstanding. Each unit represented the members' proportionate allocation of net income or net loss.

  On July 23, 1998, the Company authorized the issuance and sale of an aggregate of 14,070,000 Class B units, which represented approximately 37.0% of the then outstanding units. Consideration of $51,750,000 was received in cash for the sale of these units. The Company then authorized the repurchase of an aggregate of

                          SOMERA COMMUNICATIONS, INC.

12,821,000 Class A units and an aggregate of 1,249,000 Class B units for an aggregate amount of $51,750,000. Each of the remaining 2,501,000 Class B units were exchanged for one Class A unit.

  The Class A units participated in the net income of the Company based on their percentage ownership. In addition, the holder of each Class A unit was entitled to one vote per unit. The Class B units issued in July 1998 differed from the Class A units as follows:

    (a) On a change in ownership the Class B unit holders could elect to redeem all or any part of the Class B units at an amount equal to the greater of:

      (i) the original cost thereof; or

      (ii) an amount equal to the number of Class B units to be redeemed multiplied by the maximum consideration payable with respect to any unit in such a change of ownership.

    (b) In the event of the bankruptcy of the Company, all of the Class B units were subject to immediate redemption at a price equal to the original cost thereof.

    (c) The Class B units converted on the closing of a firm commitment underwritten public offering of the Company's (or a corporate successor's) equity securities resulting in proceeds to the Company or such corporate successor (net of underwriting discounts and commissions and related offering expenses) of at least $30 million at a price per share to the public of at least 200% of the original cost of each Class B unit.

    (d) In a winding up or liquidation of the Company, the Class B units were to be paid out in preference to the Class A units up to the amount of the original cost of the Class B units.

The members' liability was limited to the total balance held in the members' capital account.

 Stock Splits and Initial Public Offering

  In May 1999, the Company effected a 2,500-for-1 split of the outstanding Class A and Class B units. In September 1999 the Company approved a 3-for-2 split of the Class A and B units. The effect of these splits has been retroactively reflected throughout the financial statements.

  In November 1999, Somera, Inc. completed an initial public offering of 9,775,000 shares of common stock, at $12.00 per share, receiving proceeds, net of underwriter's commissions and issuance costs, of $107,396,000. Concurrent with the closing of the initial public offering, each outstanding unit of Somera was exchanged for one share of Somera, Inc.'s common stock, and the assets, liabilities and operations of Somera were assumed by Somera, Inc.

 Warrants

  In May 1999, warrants exercisable into 95,155 Class A units were issued in consideration for recruitment services. The warrants became fully exercisable upon completion of the Company's initial public offering. The warrants are exercisable at $7.57 per share and have a two year term. The fair value of the warrants of approximately $193,000 has been recorded as an expense in 1999. The fair value of these warrants was estimated using the Black-Scholes model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 5.58% and a term of two years.

  In July 1999, the Company issued warrants to purchase 112,500 shares of common stock in exchange for services. The warrants were immediately vested. The fair value of the warrants of approximately $337,000 has been recorded as an expense in 1999. The fair value of these warrants was estimated using the Black-Scholes model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 5.65% and a term of two years.

                          SOMERA COMMUNICATIONS, INC.

 Option Plans

  In May 1999 the Company adopted the 1999 unit option plan (the "Unit Plan") under which 2,003,000 Class A units were reserved for issuance of stock options to employees, directors, or consultants under terms and provisions established by the Board of Managers. On October 19, 1999 the Board of Managers increased the number of units issuable under the unit option plan to a total of 3,400,000 units.

  In September 1999 the Company adopted the 1999 Stock Option Plan (the "Plan") under which 6,750,000 common shares were reserved for the issuance of stock options to employees, directors and consultants. The primary purpose of the Plan is to attract and retain the best available personnel and to provide additional incentive to the grantees. Upon the completion of the initial public offering in November 1999, options granted under the Unit Plan were converted to options to purchase an equivalent number of common shares. Under the terms of the Plan, incentive options may be granted to employees, and nonstatutory options may be granted to employees, directors and consultants, at prices no less than 100% and 85%, respectively, of the fair market value of the common shares at the date of grant. Options granted under the Plan vest at a rate of 25% after one year with the remaining vesting evenly over the next three years. The options expire ten years from the date of grant.

  In July 1999, the Company issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000, which is being amortized over the vesting period of the underlying options of four years. Amortization expense associated with unearned stock-based compensation totaled $244,000 for the year ended December 31, 1999. The remaining charge will be amortized to net income as follows: $367,000 in 2000, $148,000 in 2001, $63,000 in 2002 and $8,000 in 2003.

  Activity under the Plan is set forth below:

                                                    Options Outstanding
                                        -------------------------------------------
                                                                         Weighted
                                                               Weighted   Average
                                                               Average   Remaining
                            Available              Price per   Exercise Contractual
                            for Grant    Shares      Share      Price      Life
                            ----------  --------- ------------ -------- -----------
   Shares reserved at plan
    inception..............  6,750,000
   Options assumed from
    Unit Plan.............. (2,943,343) 2,943,343  $7.57-11.00  $ 9.53     9.63
   Options granted.........   (150,000)   150,000        11.00   11.00     9.86
                            ----------  --------- ------------  ------     ----
   Balances, December 31,
    1999...................  3,656,657  3,093,343 $ 7.57-11.00  $ 9.60     9.64
                            ==========  ========= ============  ======     ====

  At December 31, 1999 no options outstanding were exercisable. The weighted average fair value of options granted during the year ended December 31, 1999 was $2.67 per share.

  During 1999, options to purchase 830,000 shares of the Company's common stock, with a weighted average exercise price of $8.50 per share and a weighted average fair value of $3.05 per share, were granted with exercise prices below the estimated market value at the date of grant.

  During 1999, options to purchase 2,263,343 shares of the Company's common stock, with a weighted average exercise price of $10.00 per share and a weighted average fair value of $2.54 per share, were granted with exercise prices equal to the estimated market value at the date of grant.

 1999 Director Option Plan

  In September 1999, the Company adopted the 1999 Director Option Plan (the "Director Plan"), which provides for the grant of non-statutory stock options to non-employee directors. The Director Plan has a term of

                          SOMERA COMMUNICATIONS, INC.

ten years. A total of 300,000 shares of the Company's common stock, plus an annual increase equal to the number of shares needed to restore the number of shares of common stock that are available for grant under the Director Plan to 300,000 shares, have been reserved for issuance under the Director Plan. As of December 31, 1999, no options have been granted under the Director Plan.

 Employee Stock Purchase Plan

  In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which provides eligible employees with an opportunity to purchase the Company's common stock at a discount through accumulated payroll deductions, during each six month offering period. The price at which the stock is sold under the Purchase Plan will be equal to 85% of the fair market value of the common stock on the first or last day of the offering period, which ever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the Purchase Plan, none of which had been issued as of December 31, 1999.

 Pro-forma Stock-based Compensation

  The Company has adopted the disclosure-only provisions of SFAS 123 for option grants to employees. Had compensation cost been determined based on the fair value at the grant date for the awards in 1999 consistent with the provisions of SFAS 123, the Company's net income for 1999 would have been as follows (in thousands, except per share data):

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
     Net income--as reported.......................................   $40,234
     Net income--as adjusted.......................................   $38,862
     Net income per share--basic as reported.......................   $  1.02
     Net income per share--basic as adjusted.......................   $  0.99
     Net income per share--diluted as reported.....................   $  1.02
     Net income per share--diluted as adjusted.....................   $  0.98

  The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                  --------------
     Risk-free interest rate..................................... 5.48% to 6.09%
     Expected life (in years)....................................              5
     Dividend yield..............................................             0%
     Expected volatility.........................................             0%

  The Company has used a volatility factor of 0% for options granted while it was a private company. The determination of fair value of all options granted subsequent to the Company's initial public offering will include an expected volatility factor in addition to the factors described in the preceding paragraph. Accordingly, the above results may not be representative of future periods. All options outstanding at December 31, 1999 were granted prior to the completion of the Company's initial public offering.

                          SOMERA COMMUNICATIONS, INC.

Note 7--401(k) Savings Plan:

  In February 1998, the Company adopted a 401(k) Savings Plan (the "Savings Plan") which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual IRS limitation for any plan year ($10,000 in 1999). The Company matches 25% of employee contributions for all employees who receive less than 50% of their total compensation in the form of commissions. The Company made matching contributions of $24,000 and $15,000 for the years ended December 31, 1999, and 1998.

Note 8--Loans to Officers:

  On July 12, 1999 the Company entered into a mortgage loan agreement under which it advanced $600,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized on the principal residence of the officer. Under the terms of the mortgage loan the amount advanced will be forgiven as to $50,000 on each of the first four anniversaries of the note and $100,000 on each of the fifth through eighth anniversaries. The loan can be forgiven in full in the event that the officer's employment is either terminated without cause or is constructively terminated within 12 months of a change in control of the Company. If the officer's employment with the Company ceases for any other reason, including death or disability, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer's employment ceasing and ranges from six to eighteen months from the date of termination of employment.

  On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan has a term of six months, is interest free and is collateralized on the principal residence of the officer. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries.

  As a result of the above, the Company recorded a compensation charge of $37,000 equal to the total amount forgiven in 1999. The amounts scheduled to be repaid or forgiven during the year ended December 31, 2000 have been included in other current assets.

Note 9--Income Taxes:

  Somera was not subject to federal or state income taxes. The provision for (benefit from) income taxes for the year ended December 31, 1999 consists of the following (in thousands):

                                                                  December 31,
                                                                      1999
                                                                  ------------
     Current:
       Federal...................................................  $    1,071
       State.....................................................         252
                                                                   ----------
                                                                        1,323
     Deferred:
       Federal--tax effects of incorporating flow-through
        entity...................................................  $  (16,730)
       State--tax effects of incorporating flow-through entity...      (2,789)
       Federal--post incorporation...............................         667
       State--post incorporation.................................         126
                                                                   ----------
                                                                     (18,726)
                                                                   ----------
                                                                   $ (17,403)
                                                                   ==========

                          SOMERA COMMUNICATIONS, INC.

  Concurrent with the assumption by Somera, Inc. of the assets liabilities and operations of Somera, a deferred tax asset of $19,018,000, arising from the difference in the tax and book basis of Somera's net assets, was recorded in net income.

  The net deferred tax asset as of December 31, 1999 comprised of the following (in thousands):

                                                                  December 31,
                                                                      1999
                                                                  ------------
     Deferred tax asset (liability):
       Fixed assets..............................................   $    (7)
       Reserves and accruals.....................................       961
       Difference in tax and book basis of net assets upon
        conversion, net..........................................    17,772
                                                                    -------
         Total deferred tax asset................................    18,726
       Valuation allowance.......................................       --
                                                                    -------
         Net deferred tax asset..................................   $18,726
                                                                    =======

  A reconciliation of the actual income tax rate to the federal statutory rate follows:

                                                                  December 31,
                                                                      1999
                                                                  ------------
     Tax at federal statutory rate...............................     34.00 %
     State taxes (net of federal tax benefit)....................      7.89 %
     Difference in tax and book basis of net assets upon
      conversion.................................................   (512.85)%
     Other.......................................................      1.67 %
                                                                    -------
     Effective tax rate..........................................   (469.29)%
                                                                    =======

Note 10--Geographic Information:

  The Company has adopted Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, or SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. The Company markets products and related services to customers in the United States, Canada, Europe and Latin America.

  Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally two segments. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

                          SOMERA COMMUNICATIONS, INC.

  The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                                    New   De-installed  Total
                                                  ------- ------------ --------
     Year ended December 31, 1997
       Revenue................................... $ 3,072   $31,531    $ 34,603
                                                  -------   -------    --------
       Gross profit.............................. $   561   $13,455    $ 14,016
                                                  -------   -------    --------
     Year ended December 31, 1998
       Revenue................................... $17,098   $55,088    $ 72,186
                                                  -------   -------    --------
       Gross profit.............................. $ 3,341   $25,713    $ 29,054
                                                  -------   -------    --------
     Year ended December 31, 1999
       Revenue................................... $43,708   $81,413    $125,121
                                                  -------   -------    --------
       Gross profit.............................. $ 7,410   $36,690    $ 44,100
                                                  -------   -------    --------

  Net revenue information by geographic area is as follows (in thousands):

                                                                     Net Revenue
                                                                     -----------
     Year ended December 31, 1997:
       United States................................................  $ 28,907
       Canada.......................................................       409
       Latin America................................................     5,204
       Other........................................................        83
                                                                      --------
         Total......................................................  $ 34,603
                                                                      ========
     Year ended December 31, 1998:
       United States................................................  $ 57,958
       Canada.......................................................       895
       Latin America................................................    13,051
       Other........................................................       282
                                                                      --------
         Total......................................................  $ 72,186
                                                                      ========
     Year ended December 31, 1999:
       United States................................................  $111,514
       Canada.......................................................     4,002
       Latin America................................................     7,557
       Other........................................................     2,048
                                                                      --------
         Total......................................................  $125,121
                                                                      ========

  All long lived assets are maintained in the United States.

Note 11--Subsequent Event

  On March 17, 2000, the Company entered into a contract with a major international telecommunications company to purchase approximately $20 million of currently installed telecommunications equipment. Pursuant to the terms of the contract, the Company paid $6,000,000 upon awarding of the contract, to be applied towards the overall purchase of the equipment. The Company has provided a performance bond for the balance of the payments due under the contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 2, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 2, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 2, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 2, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 2, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 2, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

 (b) 1. Financial Statements and Financial Statement Schedules. See index to Financial Statements at Item 8 of this report.

  2. List of Financial Statement Schedules.

     II. Valuation and Qualifying Accounts and Reserves

  3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
  3.1*   Certificate of Incorporation of Somera Communications, Inc., a
          Delaware corporation, as currently in effect.

  3.2*   Form of Amended and Restated Certificate of Incorporation of Somera
          Communications, Inc. to be filed immediately following the closing of the offering made under this registration statement.

  3.3*   Bylaws of Somera Communications, Inc., as currently in effect.

  4.1*   Specimen common stock certificate.

 10.1*   Form of Indemnification Agreement between Somera Communications, Inc.
          and each of its directors and officers.

 10.2*   1999 Stock Option Plan and form of agreements thereunder (as adopted
          September 3, 1999).

 10.3*   1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

 10.4*   1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

 10.5*   Loan Agreement by and between Somera Communications and Fleet National
          Bank, dated August 31, 1999.

 10.6*   Security Agreement by and between Somera Communications and Fleet
          National Bank, dated August 31, 1999.

 10.7*   Employment Agreement between Somera Communications and Jeffrey Miller,
          dated May   , 1999.

 10.8*   Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

 10.9*   Lease dated January 20, 1998 between Santa Barbara Corporate Center,
          LLC and Somera Communications.

 10.10*  First Amendment to Lease, dated February 2, 1998, between Santa
          Barbara Corporate Center, LLC and Somera Communications.

 10.11*  Second Amendment to Lease, dated February 1, 1999, between Santa
          Barbara Corporate Center, LLC and Somera Communications.

 10.12*  Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt
          Properties and Somera Communications.

 10.13*  Sublease, dated January 30, 1999, between GRC International, Inc. and
          Somera Communications.

 10.14* Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

 23.1    Consent of PricewaterhouseCoopers LLP, independent accountants.

 Exhibit
 Number      Exhibit Title
 -------     -------------
 27.1    Financial Data Table.

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).

(c) Reports on Form 8-K.

  The Company filed a Form 8-K on March 24, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 2000.

                                          Somera Communications, Inc.

                                                  /s/ Daniel A. Firestone
                                          By: _________________________________
                                                    (Daniel A. Firestone
                                                  Chief Executive Officer)

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Daniel A. Firestone and Gary J. Owen, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Daniel A. Firestone        President, Chief Executive     March 24, 2000
____________________________________  Officer and Chairman of the
       (Daniel A. Firestone)          Board (Principal Executive
                                      Officer)

          /s/ Gary J. Owen           Chief Financial Officer and    March 24, 2000
____________________________________  Assistant Secretary
           (Gary J. Owen)             (Principal Financial and
                                      Accounting Officer)

           /s/ Gil Varon             Director                       March 24, 2000
____________________________________
            (Gil Varon)

      /s/ Walter G. Kortschak        Director                       March 24, 2000
____________________________________
       (Walter G. Kortschak)

         /s/ Peter Y. Chung          Director                       March 24, 2000
____________________________________
          (Peter Y. Chung)

          /s/ Barry Phelps           Director                       March 24, 2000
____________________________________
           (Barry Phelps)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Additions
                                                  Charged
                                      Balance at to Costs              Balance
                                      Beginning     and                at End
                                      of Period  Expenses  Deductions of Period
                                      ---------- --------- ---------- ---------
Year ended December 31, 1997
  Allowance for sales returns........    $ 39     $  249      $138      $150
  Allowance for doubtful accounts....      52        145       --        197
  Allowance for write-downs of
   inventory.........................      35        370       360        45
Year ended December 31, 1998
  Allowance for sales returns........    $150     $  424      $289      $285
  Allowance for doubtful accounts....     197        201       149       249
  Allowance for write-downs of
   inventory.........................      45        634       622        57
Year ended December 31, 1999
  Allowance for sales returns........    $285     $  670      $485      $470
  Allowance for doubtful accounts....     249        578        91       736
  Allowance for write-downs of
   inventory.........................      57      1,258       673       642