Form 10-Q
period 2000-03-31
SOMERA COMMUNICATIONS INC
filed 2000-05-12
CIK 1094243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

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

       Registrant's telephone number, including area code: (805) 681-3322

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                        Outstanding at March 31, 2000
   Common Stock, $0.001 par value                    47,837,500

                           SOMERA COMMUNICATIONS, INC.

                                      INDEX

PART I                        FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets as of March 31, 2000 and December 31, 1999
            (unaudited)

            Statements of Operations for the Three Month Periods Ended March 31, 2000 and 1999 (unaudited)

            Statements of Cash Flows for the Three Month Periods Ended March 31, 2000 and 1999 (unaudited)

            Notes to Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II                         OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I      FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           SOMERA COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                                         March 31,   December 31,
                                                                                           2000          1999
                                                                                         ---------    ---------
                                         ASSETS
Current assets:
     Cash and cash equivalents .......................................................   $  42,566    $  54,492
     Accounts receivable, (net of allowance for doubtful accounts of $968 and $736
        at March 31, 2000 and December 31, 1999 ) ....................................      21,703       19,592
     Inventories, net ................................................................      18,450       18,386
     Deferred tax asset--current portion .............................................       2,236        2,236

     Other current assets ............................................................       8,392        2,147
                                                                                         ---------    ---------
          Total current assets .......................................................      93,347       96,853
Property and equipment, net ..........................................................       1,508        1,505
Deferred tax asset--net of current portion ...........................................      15,740       16,490
Other assets .........................................................................         872          903
                                                                                         ---------    ---------
          Total assets ...............................................................   $ 111,467    $ 115,751
                                                                                         =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................................   $  14,286    $  23,636
     Accrued compensation ............................................................       1,281        1,707
     Other accrued liabilities .......................................................       1,169        2,284
     Capital lease obligations--current portion ......................................          --          830
     Income taxes payable ............................................................       2,727          508
                                                                                         ---------    ---------
          Total current liabilities ..................................................      19,463       28,965
                                                                                         ---------    ---------

Common stock:
     Common stock ....................................................................          48           48
     Additional paid in capital ......................................................      66,419       66,419

     Retained earnings ...............................................................      26,000       20,905
     Unearned stock-based compensation ...............................................        (463)        (586)
                                                                                         ---------    ---------
          Total stockholders' equity .................................................      92,004       86,786
                                                                                         ---------    ---------
          Total liabilities and stockholders' equity .................................   $ 111,467    $ 115,751
                                                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                           SOMERA COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                   (in thousands, except per share/unit data)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                 2000       1999
                                                                               --------   --------
Net revenue .............................................................      $ 40,172   $ 23,248

Cost of net revenue .....................................................        24,842     14,609
                                                                               --------   --------
          Gross profit ..................................................        15,330      8,639

Operating expenses:

     Sales and marketing ................................................         4,246      1,967

     General and administrative (excludes stock-based compensation of
        $122) ...........................................................         2,767      1,420

     Stock-based compensation ...........................................           122         --
                                                                               --------   --------
          Total operating expenses ......................................         7,135      3,387
                                                                               --------   --------
     Income from operations .............................................         8,195      5,252

Interest income (expense), net ..........................................           662        (59)
                                                                               --------   --------
     Income before income taxes .........................................         8,857      5,193

Income tax provision ....................................................         3,762         --
                                                                               --------   --------
          Net income ....................................................      $  5,095   $  5,193
                                                                               ========   ========
Net income per share/unit--basic ........................................      $   0.11   $   0.14
                                                                               ========   ========
Weighted average shares/units--basic ....................................        47,838     38,063
                                                                               ========   ========
Net income per share/unit--diluted ......................................      $   0.11   $   0.14
                                                                               ========   ========
Weighted average shares/units--diluted ..................................        48,475     38,063
                                                                               ========   ========

   The accompanying notes are an integral part of these financial statements.

                           SOMERA COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                         2000        1999
                                                                                       --------    --------
Cash flows from operating activities:
     Net income ..............................................................         $  5,095    $  5,193
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization ......................................              142          42
          Provision for doubtful accounts ....................................              326          92
          Provision for write-down of inventories ............................              462         271
          Deferred tax benefit ...............................................              750          --
          Stock-based compensation ...........................................              122          --
          Forgiveness of loans to officers ...................................               19          --
          Changes in operating assets and liabilities:
               Accounts receivable ...........................................           (2,437)     (1,609)
               Inventories, net ..............................................             (526)     (2,092)
               Other current assets ..........................................           (6,233)       (203)
               Accounts payable ..............................................           (9,350)      2,177
               Accrued compensation ..........................................             (426)        286
               Other accrued liabilities .....................................           (1,114)        136
               Income taxes payable ..........................................            2,219          --
                                                                                       --------    --------
                    Net cash provided by (used in) operating activities ......          (10,951)      4,293
                                                                                       --------    --------
Cash flows from investing activities:
     Acquisition of property and equipment ...................................             (145)       (167)
     Increase in other assets ................................................               --          11
                                                                                       --------    --------
                    Net cash used in investing activities ....................             (145)       (156)
                                                                                       --------    --------
Cash flows from financing activities:
     Payment of capital lease ................................................             (830)         --
     Distributions to members ................................................               --      (4,360)
                                                                                       --------    --------
                    Net cash used in financing activities ....................             (830)     (4,360)
                                                                                       --------    --------
Net decrease in cash and cash equivalents ....................................          (11,926)       (223)
Cash and cash equivalents, beginning of period ...............................           54,492       1,930
                                                                                       --------    --------
Cash and cash equivalents, end of period .....................................         $ 42,566    $  1,707
                                                                                       ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ................................         $     --    $     83
                                                                                       ========    ========
     Income taxes paid .......................................................         $    779    $     --
                                                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                           SOMERA COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1--Formation and Business of the Company and Basis of Presentation:

      Somera Communications, LLC. ( "Somera ") was formed as a Limited Liability Company in 1995 under the laws of the State of California. Somera Communications, Inc. ( "Somera, Inc. ") was formed in August 1999 and is incorporated under the laws of the State of Delaware. Concurrent with the closing of Somera, Inc.'s initial public offering on November 12, 1999, each member of Somera received one share of Somera, Inc. in exchange for each unit held and Somera, Inc. assumed the assets, liabilities and the operations of Somera. The historical results of Somera have been presented as a predecessor business of Somera, Inc. as no change in control occurred as a result of this transaction. The term Company in these financial statements refers to both Somera and Somera, Inc.

      The Company is a provider of telecommunications infrastructure equipment and services to telecommunications carriers. The Company provides customers with a combination of new and de-installed equipment.

      The accompanying unaudited interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to current period presentation.

Note 2--Recent Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

      In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is required to adopt SAB 101 in the quarter ended June 30, 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

      FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Note 3--Basic and Diluted Net Income per Share/Unit:

      Basic net income per share/unit is computed by dividing the net income for the period by the weighted average number of shares/units outstanding during the period. Diluted net income per share/unit is computed by dividing the net income for the period by the weighted average number of shares/units and equivalent shares/units outstanding during the period. Equivalent shares/units, composed of shares/units issuable upon the exercise of options and warrants, are included in the diluted net income per share/unit computation to the extent such shares/units are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share/unit follow (in thousands, except per share/unit data):

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                       2000      1999
                                                                     -------   -------
Numerator
     Net income ............................................         $ 5,095   $ 5,193
                                                                     -------   -------
Denominator
     Weighted average shares/units--basic ..................          47,838    38,063
     Dilutive effect of options and warrants to purchase
        shares/units .......................................             637        --
                                                                     -------   -------
Weighted average shares/units--diluted .....................          48,475    38,063
                                                                     -------   -------

Net income per share/unit--basic ...........................         $  0.11   $  0.14
                                                                     =======   =======
Net income per share/unit--diluted .........................         $  0.11   $  0.14
                                                                     =======   =======

    Prior to the effectiveness of the initial public offering in November 1999, Somera was not subject to federal or state income taxes. The pro forma effect of income taxes on the Company's net income and net income per unit for 1999 is presented below:

      Computation of 1999 adjusted earnings per unit:
         Income before income taxes ..........................      $5,193
         Pro forma income taxes at 40% .......................       2,077
                                                                    ------
         Adjusted net income .................................      $3,116
                                                                    ======
      Adjusted net income per unit--basic ....................      $ 0.08
                                                                    ======
      Adjusted net income per unit--diluted ..................      $ 0.08
                                                                    ======

Note 4--Comprehensive Income:

      There was no difference between the Company's net income and its total comprehensive income for the three month periods ended March 31, 2000 and 1999.

Note 5--Commitments:

      On March 17, 2000, the Company entered into a contract with an international telecommunications carrier to de-install and procure approximately $20 million of currently installed telecommunications equipment. Pursuant to the terms of the contract, the Company paid $6,000,000 upon awarding of the contract, to be applied towards the overall purchase of the equipment.

Note 6--Segment Information:

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

      The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                                 New     De-installed     Total
      Three months ended March 31, 1999
           Revenue .........................   $ 5,839      $17,409      $23,248
                                               -------      -------      -------
           Gross profit ....................   $   923      $ 7,716      $ 8,639
                                               -------      -------      -------
      Three months ended March 31, 2000
           Revenue .........................   $16,656      $23,516      $40,172
                                               -------      -------      -------
           Gross profit ....................   $ 3,330      $12,000      $15,330
                                               -------      -------      -------

      Net revenue information by geographic area is as follows (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2000             1999
                                                  -------          -------
      Net revenue:

      United States ....................          $37,270          $19,062
      Canada ...........................            1,706              789
      Latin America ....................            1,080            3,172
      Other ............................              116              225
                                                  -------          -------
          Total ........................          $40,172          $23,248
                                                  =======          =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this Report. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

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

Results of Operations

      The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2000         1999
                                                       -----        -----
      Net revenue ..............................       100.0%       100.0%
      Cost of net revenue ......................        61.8         62.8
                                                       -----        -----
      Gross profit .............................        38.2         37.2
                                                       -----        -----
      Operating expenses:
         Sales and marketing ...................        10.6          8.5
         General and administrative ............         7.2          6.1
                                                       -----        -----
            Total operating expenses ...........        17.8         14.6
                                                       -----        -----
      Income from operations ...................        20.4         22.6
      Interest income (expense), net ...........         1.6         -0.3
                                                       -----        -----
      Income before income taxes ...............        22.0         22.3

      Income tax provision .....................         9.3           --
                                                       -----        -----
      Net income ...............................        12.7%        22.3%
                                                       =====        =====

      Net Revenue. Net revenue consists of sales of new and de-installed telecommunications equipment, including switching, transmission, access, wireless, microwave and power products. Net revenue increased to $40.2 million for the first quarter of 2000 from $23.2 million for the comparable quarter of 1999. Net revenue attributable to new equipment sales increased to $16.7 million in 2000 from $5.8 million in 1999. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. We believe that net revenue attributable to new equipment sales will continue to increase in response to customers' demand for new telecommunications equipment. Net revenue attributable to de-installed equipment sales increased to $23.5 million in 2000 from $17.4 million in 1999. The increase in net revenue attributable to de-installed equipment sales was due to greater demand among our customers in connection with the build out and servicing of their existing networks. We believe net revenue attributable to de-installed equipment will increase as our customers continue to build out their existing networks.

      Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased to $24.8 million for the first quarter of 2000 from $14.6 million for the comparable quarter of 1999. Cost of net revenue attributable to new equipment sales increased to $13.3 million in 2000 from $4.9 million in 1999. Cost of net revenue attributable to de-installed equipment sales increased to $11.5 million in 2000 from $9.7 million in 1999. The increase in cost of net revenue corresponds primarily to the increase in the volume of equipment sales. The overall gross profit as a percentage of net revenue, or gross margin, increased to 38.2% in 2000 from 37.2% in 1999. Gross margin attributable to new equipment sales increased to 20.0% in 2000 from 15.8% in 1999. The increase in gross margin attributable to new equipment sales was due primarily to the deeper discount levels attained from our suppliers corresponding to the increase in volume. Gross margin attributable to de-installed equipment sales increased to 51.0% in 2000 from 44.3% in 1999. The increase in gross margin attributable to de-installed equipment sales was due primarily to several strategic inventory investments as well as a number of special procurement opportunities. We believe these gross margins will continue to fluctuate depending upon the mix of the new and de-installed equipment we sell and other factors.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees, as well as costs associated with advertising, promotions and our business-to-business e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased to $4.2 million for the first quarter of 2000 from $2.0 million for the comparable quarter of 1999. This increase was due to higher absolute commission expenses consistent with increased gross profit upon which our sales commissions are based, as well as the hiring of additional sales and procurement personnel, including a newly created position of executive vice president of sales and marketing, and expenses relating to our business-to-business e-commerce initiative. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales and marketing personnel, pay commissions consistent with increased gross profit, and continue developing our e-commerce initiative, although such expenses may vary as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive, administrative and distribution personnel, as well as professional fees, and facility costs. General and administrative expenses increased to $2.9 million for the first quarter of 2000 from $1.4 million for the comparable quarter of 1999. This increase was due primarily to the increase in employees relating to the expansion of our operations, recruitment costs, expenses relating to the new computer system, costs relating to our new distribution center, and higher professional fees associated with being a public company. We expect that general and administrative expenses will increase in the future as we continue to expand our operations, although such expenses may vary as a percentage of net revenue.

Liquidity and Capital Resources

      Our cash and cash equivalents totaled $42.6 million at March 31, 2000. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. At March 31, 2000, we had no long term debt and stockholders' equity was $92.0 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

      In the first quarter of 2000, we used net cash of $11.0 million in operating activities, primarily relating to the $6.0 million deposit pursuant to the $20.0 million procurement contract entered into on March 17, 2000 with a major international telecommunications carrier, as well as payments of accounts payable on several large inventory purchases made at the end of fiscal 1999.

      We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment and higher relative levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution facilities and equipment testing infrastructure to support our growth. In addition, we will expend significant resources relating to the implementation of our business-to-business e-commerce initiative and our international expansion efforts.

      Net cash used in investing activities for the first quarter of 2000 was $145,000 primarily representing purchases of furniture and equipment. Net cash used in financing activities for the first quarter of 2000 was $830,000, representing the repayment of our capital lease.

      We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Certain Factors That May Affect Future Operating Results

      You should carefully consider the risks described below. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, including our financial statements and related notes.

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

      . delays in the commencement of our operations in new market segments and geographic regions; and

      . costs and our abilities relating to possible acquisitions and integration of new businesses.

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

      We recently began developing an internet-based e-commerce sales solution intended to enable us to better serve our customers and vendors. We anticipate this solution will not be fully functional until the fourth quarter of 2000. These planned services are very different from the traditional sales methods we currently employ with our customers.

There can be no assurance that our customers will utilize our internet solution and any delay in the completion of this initiative could negatively impact customer adoption of this solution.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our operating results.

      We depend on the performance of our executive officers and other key employees. The loss of any member of our senior management, in particular, Dan Firestone, our president and chief executive officer, or other key employees could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of any of our sales professionals could significantly disrupt our relationships with our customers. We do not have "key person" life insurance policies on any of our employees except for Dan Firestone.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      We currently do not hold any derivative instruments and do not engage in hedging activities. All of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of March 31, 2000, we had no long term debt outstanding.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could harm our business.

ITEM 2. Use of Proceeds

      On November 12, 1999, a registration statement on Form S-1 (No. 333-86927) was declared effective by the Securities and Exchange Commission, pursuant to which 9,775,000 shares of the Company's common stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $117,300,000. The managing underwriters were Lehman Brothers, Dain Rauscher Wessels and Thomas Weisel Partners LLC.

      In connection with the offering, the Company incurred $8,211,000 in underwriting discounts and commissions, and approximately $1,693,000 in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $107,396,000.

      The Company has used a portion of the net proceeds of the offering to pay off the $50.0 million term loan facility and the then outstanding amount on the revolving loan facility of approximately $9.5 million.

ITEM 3. Default Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.   Other Information

    None.

ITEM 6.   Exhibits and Reports on Form 8-K

    (a) Exhibit 27 Financial Data Schedule.

    (b) Reports on Form 8-K.

       On March 24, 2000, the Company filed a report on Form 8-K regarding the announcement that it had been awarded a contract to de-install and procure $20 million in digital wireless equipment from a major international carrier.

                                        SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May 2000.

                                        Somera Communications, Inc.


                                                          /S/ GARY J. OWEN
                                        By:
                                                            (Gary J. Owen

                                                      Chief Financial Officer)