Form 10-Q
period 2000-06-30
SOMERA COMMUNICATIONS INC
filed 2000-08-11
CIK 1094243

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                           Outstanding at June 30, 2000
     Common Stock, $0.001 par value                       47,864,134

                          SOMERA COMMUNICATIONS, INC.

                                     INDEX


PART I                            FINANCIAL INFORMATION

Item 1.    Financial Statements

               Balance Sheets as of June 30, 2000 and December 31, 1999 (unaudited)

               Statements of Operations for the Three and Six Month Periods Ended June 30, 2000 and 1999 (unaudited)

               Statements of Cash Flows for the Six Month Periods Ended June 30, 2000 and 1999 (unaudited)

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          SOMERA COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                               June 30,      December 31,
                                                                                                 2000           1999
                                                                                              ----------    -------------
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents  ................................................................ $ 39,851       $ 54,492
  Accounts receivable, (net of allowance for doubtful accounts of $1,120 and $736
    at June 30, 2000 and December 31, 1999 )  ...............................................   27,308         19,592
  Inventories, net  .........................................................................   30,123         18,386
  Deferred tax asset--current portion  ......................................................    2,236          2,236
  Other current assets  .....................................................................    2,493          2,147
                                                                                              --------       --------
     Total current assets  ..................................................................  102,011         96,853
Property and equipment, net  ................................................................    2,619          1,505
Deferred tax asset--net of current portion  .................................................   15,878         16,490
Other assets  ...............................................................................      852            903
                                                                                              --------       --------
     Total assets  .......................................................................... $121,360       $115,751
                                                                                              ========       ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Accounts payable  ......................................................................... $ 18,722       $ 23,636
  Accrued compensation  .....................................................................    1,571          1,707
  Other accrued liabilities  ................................................................    2,714          2,284
  Capital lease obligations--current portion  ...............................................       --            830
  Income taxes payable  .....................................................................       --            508
                                                                                              --------       --------
     Total current liabilities  .............................................................   23,007         28,965
                                                                                              --------       --------


Stockholders' equity:
  Common stock  .............................................................................       48             48
  Additional paid in capital  ...............................................................   66,419         66,419
  Retained earnings  ........................................................................   32,228         20,905
  Unearned stock-based compensation  ........................................................     (342)          (586)
                                                                                              --------       --------
     Total stockholders' equity  ............................................................   98,353         86,786
                                                                                              --------       --------
     Total liabilities and stockholders' equity  ............................................ $121,360       $115,751
                                                                                              ========       ========

  The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                   (in thousands, except per share/unit data)
                                  (Unaudited)

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ----------------------------   ----------------------------
                                                                  2000            1999           2000            1999
                                                                -------         -------        -------         -------

Net revenue  ................................................   $51,708         $29,586        $91,880         $52,834
Cost of net revenue  ........................................    32,835          19,414         57,677          34,023
                                                                -------         -------        -------         -------
     Gross profit  ..........................................    18,873          10,172         34,203          18,811
Operating expenses:
  Sales and marketing  ......................................     5,028           2,418          9,274           4,385
  General and administrative (excludes stock-based
    compensation of $122, $193, $244 and $193 for the three
    and six months ended June 30, 2000 and 1999) ............     3,541           1,579          6,308           2,999
  Stock-based compensation  .................................       122             193            244             193
                                                                -------         -------        -------         -------
     Total operating expenses  ..............................     8,691           4,190         15,826           7,577
                                                                -------         -------        -------         -------
  Income from operations  ...................................    10,182           5,982         18,377          11,234
Interest income (expense), net  .............................       602             (85)         1,264            (144)
                                                                -------         -------        -------         -------
  Income before income taxes  ...............................    10,784           5,897         19,641          11,090
Income tax provision  .......................................     4,556              --          8,318              --
                                                                -------         -------        -------         -------
     Net income  ............................................   $ 6,228         $ 5,897        $11,323         $11,090
                                                                =======         =======        =======         =======
Net income per share/unit--basic  ...........................   $  0.13         $  0.15        $  0.24         $  0.29
                                                                =======         =======        =======         =======
Weighted average shares/units--basic  .......................    47,848          38,063         47,843          38,063
                                                                =======         =======        =======         =======
Net income per share/unit--diluted  .........................   $  0.13         $  0.15        $  0.23         $  0.29
                                                                =======         =======        =======         =======
Weighted average shares/units--diluted  .....................    48,165          38,063         48,337          38,063
                                                                =======         =======        =======         =======

  The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                Six Months Ended June 30,
                                                                                             -----------------------------
                                                                                                2000             1999
                                                                                               --------         -------
Cash flows from operating activities:
  Net income  ................................................................................ $ 11,323         $11,090
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization  ..........................................................      291              94
     Provision for doubtful accounts  ........................................................    1,080             209
     Provision for write-down of inventories  ................................................    1,518             539
     Deferred tax benefit  ...................................................................      612              --
     Stock-based compensation  ...............................................................      244             193
     Forgiveness of loans to officers  .......................................................       38              --
     Training costs financed by capital lease  ...............................................       --              65
     Changes in operating assets and liabilities:
        Accounts receivable  .................................................................   (8,796)         (4,961)
        Inventories  .........................................................................  (13,255)         (6,466)
        Other current assets  ................................................................     (384)            (43)
        Accounts payable  ....................................................................   (4,914)          5,759
        Accrued compensation  ................................................................     (136)            454
        Other accrued liabilities  ...........................................................      430             110
        Income taxes payable  ................................................................     (508)             --
                                                                                               --------         -------
           Net cash provided by (used in) operating activities  ..............................  (12,457)          7,043
                                                                                               --------         -------
Cash flows from investing activities:
  Acquisition of property and equipment  .....................................................   (1,405)           (272)
  Decrease (increase) in other assets  .......................................................       51             (86)
                                                                                               --------         -------
           Net cash used in investing activities  ............................................   (1,354]           (358)
                                                                                               --------         -------
Cash flows from financing activities:
  Payment of capital lease  ..................................................................     (830)             --
  Proceeds from revolving loan facility  .....................................................       --             779
  Distributions to members  ..................................................................       --          (8,912)
                                                                                               --------         -------
           Net cash used in financing activities  ............................................     (830)         (8,133)
                                                                                               --------         -------
Net decrease in cash and cash equivalents  ...................................................  (14,641)         (1,448)
Cash and cash equivalents, beginning of period  ..............................................   54,492           1,930
                                                                                               --------         -------
Cash and cash equivalents, end of period  .................................................... $ 39,851         $   482
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

  The Company is a provider of telecommunications infrastructure services and equipment to telecommunications carriers. The Company provides customers with a combination of new and de-installed equipment.

  The accompanying unaudited interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 1999 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

  These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to current period presentation.

Note 2--Recent Accounting Pronouncements:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities.

  In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company currently is required to adopt SAB 101 in the quarter ended December 31, 2000. Management believes that, based on information currently available, the adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company. However, the guidance given in SAB 101 is still under discussion by the Securities and Exchange Commission and may be revised. Such revisions could have a material effect on the financial position or results of operations of the Company.

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

  FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the effects of the conclusions which are specific to events after December 15, 1998 and January 12, 2000 will not have a material effect on the financial position and results of operations on adoption of FIN
44. In addition, management believes that the adoption of the other conclusions of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                             -------------------------------   -------------------------------
                                                                        2000            1999              2000            1999
                                                                     -------         -------           -------         -------
     Numerator
        Net income  ...............................................  $ 6,228         $ 5,897           $11,323         $11,090
                                                                     -------         -------           -------         -------
     Denominator
        Weighted average shares/units--basic  .....................   47,848          38,063            47,843          38,063
        Dilutive effect of options and warrants to  .
            purchase shares/units  ................................      317              --               494              --
                                                                     -------         -------           -------         -------
     Weighted average shares/units--diluted  ......................   48,165          38,063            48,337          38,063
                                                                     -------         -------           -------         -------
     Net income per share/unit--basic  ............................  $  0.13         $  0.15           $  0.24         $  0.29
                                                                     =======         =======           =======         =======
     Net income per share/unit--diluted  ..........................  $  0.13         $  0.15           $  0.23         $  0.29
                                                                     =======         =======           =======         =======

  Options to purchase 31,250 shares of common stock have been excluded from the calculation of net income per share/unit-diluted for the three and six month periods ended June 30, 2000, as their effect is anti-dilutive.

  Prior to the effectiveness of the initial public offering in November 1999, Somera was not subject to federal or state income taxes. The pro forma effect of income taxes on the Company's net income and net income per unit for 1999 is presented below:

         Computation of 1999 adjusted earnings per unit:
            Income before income taxes  ..........................................    $5,897                           $11,090
            Pro forma income taxes at 40%  .......................................     2,359                             4,436
                                                                                      ------                           -------
            Adjusted net income  .................................................    $3,538                           $ 6,654
                                                                                      ======                           =======
         Adjusted net income per unit--basic  ....................................    $ 0.09                           $  0.17
                                                                                      ======                           =======
         Adjusted net income per unit--diluted  ..................................    $ 0.09                           $  0.17
                                                                                      ======                           =======

Note 4--Comprehensive Income:

  There was no difference between the Company's net income and its total comprehensive income for the three and six month periods ended June 30, 2000 and 1999.

Note 5--Commitments:

   On March 17, 2000, the Company entered into a contract with an international telecommunications carrier to de-install and procure approximately $20 million of currently installed telecommunications equipment. The Company has paid approximately $13 million under this contract as of June 30, 2000.


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

  The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                              Three Months Ended June 30,         Six Months Ended June 30,
                                              ---------------------------    --------------------------------
                                                 2000            1999              2000              1999
                                                -------         -------           -------           -------
Net revenue:
  New equipment                                 $19,443         $ 8,182           $36,099           $14,021
  De-installed equipment                         32,265          21,404            55,781            38,813
                                                -------         -------           -------           -------
     Total                                      $51,708         $29,586           $91,880           $52,834
                                                =======         =======           =======           =======
Gross profit:
  New equipment                                 $ 3,399         $ 1,225           $ 6,729           $ 2,148
  De-installed equipment                         15,474           8,947            27,474            16,663
                                                -------         -------           -------           -------
     Total                                      $18,873         $10,172           $34,203           $18,811
                                                =======         =======           =======           =======

 Net revenue information by geographic area is as follows (in thousands):


                                           Three Months Ended June 30,        Six Months Ended June 30,
                                           --------------------------        --------------------------
                                                 2000            1999              2000             1999
                                                -------         -------           -------           -------
Net revenue:
  United States                                $48,353         $26,698           $85,623           $45,760
  Canada                                         1,974             389             3,680             1,178
  Latin America                                  1,269           2,375             2,349             5,547
  Other                                            112             124               228               349
                                               -------         -------           -------           -------
     Total                                     $51,708         $29,586           $91,880           $52,834
                                               =======         =======           =======           =======

  All long-lived assets are maintained in the United States.

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

Results of Operations

  The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

                                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                                  -----------------------------   ---------------------------
                                                                       2000            1999           2000           1999
                                                                       -----           -----          -----          -----
   Net revenue  .....................................................  100.0%          100.0%         100.0%         100.0%
   Cost of net revenue  .............................................   63.5            65.6           62.8           64.4
                                                                       -----           -----          -----          -----
   Gross profit  ....................................................   36.5            34.4           37.2           35.6
                                                                       -----           -----          -----          -----
   Operating expenses:
      Sales and marketing  ..........................................    9.7             8.2           10.1            8.3
      General and administrative  ...................................    6.9             5.3            6.8            5.7
      Stock-based compensation  .....................................    0.2             0.7            0.3            0.3
                                                                       -----           -----          -----          -----
           Total operating expenses  ................................   16.8            14.2           17.2           14.3
                                                                       -----           -----          -----          -----
   Income from operations  ..........................................   19.7            20.2           20.0           21.3
   Interest income (expense), net  ..................................    1.2           ( 0.3)           1.4          ( 0.3)
                                                                       -----           -----          -----          -----
   Income before income taxes  ......................................   20.9            19.9           21.4           21.0
   Income tax provision  ............................................    8.9              --            9.1             --
                                                                       -----           -----          -----          -----
   Net income  ......................................................   12.0%           19.9%          12.3%          21.0%
                                                                       =====           =====          =====          =====

  Net Revenue.   Net revenue consists of sales of new and de-installed
telecommunications equipment, including switching, transmission, access, cell site, microwave and power products. Net revenue increased 75% to $51.7 million in the second quarter of 2000 and 74% to $91.9 million for the six months, from $29.6 million and $52.8 million for the comparable periods in 1999. Net revenue attributable to new equipment sales increased to $19.4 million in the second quarter of 2000 and $36.1 million for the six months, from $8.2 million and $14.0 million for the comparable periods in 1999. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. We believe that net revenue attributable to new equipment sales will continue to increase in response to customers' demand for new telecommunications equipment. Net revenue attributable to de-installed equipment sales increased to $32.3 million in the second quarter of 2000 and $55.8 million for the six months, from $21.4 million and $38.8 million for the comparable periods in 1999. The increase in net revenue attributable to de-installed equipment sales was due to greater demand among our customers in connection with the build out and servicing of their existing networks. We believe net revenue attributable to de-installed equipment will increase as our customers continue to build out their existing networks.

  Cost of Net Revenue.   Substantially all of our cost of net revenue consists
of the costs of the equipment we purchase from third party sources. Cost of net revenue increased 69% to $32.8 million in the second quarter of 2000 and 70% to $57.7 million for the six months, from $19.4 million and $34.0 million for the comparable periods in 1999. Cost of net revenue attributable to new equipment sales increased to $16.0 million in the second quarter of 2000 and $29.4 million for the six months, from $7.0 million and $11.9 for the comparable periods in 1999. Cost of net revenue attributable to de-installed equipment sales increased to $16.8 million in the second quarter of 2000 and $28.3 million for the six months, from $12.5 million and $22.2 million for the comparable periods in 1999. The increase in cost of net revenue corresponds primarily to the increase in the volume of equipment sales. The overall gross profit as a percentage of net revenue, or gross margin, increased to 36.5% in the second quarter of 2000 and 37.2% for the six months, from 34.4% and 35.6% for the comparable periods in 1999. Gross margin attributable to new equipment sales increased to 17.5% in the second quarter of 2000 and 18.6% for the six months, from 15.0% and 15.3% for the comparable periods in 1999. The increase in gross margin attributable to new equipment sales was due primarily to the deeper discount levels attained from our suppliers corresponding to the increase in volume, as well as further development of our procurement sources. Gross margin attributable to de-installed equipment sales increased to 48.0% in the second quarter of 2000 and 49.3% for the six months, from 41.8% and 42.9% for the comparable periods in 1999. The increase in gross margin attributable to de-installed equipment sales was due primarily to several strategic inventory investments as well as a number of special procurement opportunities. We believe these gross margins will continue to fluctuate depending upon the mix of the new and de-installed equipment we sell and other factors.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions and benefits for sales, marketing and procurement employees, as well as costs associated with advertising, promotions and our business-to-business e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased 108% to $5.0 million in the second quarter of 2000 and 112% to $9.3 million for the six months, from $2.4 million and $4.4 million, for the comparable periods in 1999. This increase was due to higher absolute commission expenses consistent with increased gross profit upon which our sales commissions are based, as well as the hiring of additional sales and procurement personnel, and expenses relating to our business-to-business e-commerce initiative. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales and marketing personnel, pay commissions consistent with increased gross profit, and continue developing our e-commerce initiative, although such expenses may vary as a percentage of net revenue.

  General and Administrative.   General and administrative expenses consist
principally of salary and benefit costs for executive, administrative and distribution personnel, as well as professional fees, insurance, and facility costs. General and administrative expenses increased 124% to $3.5 million in the second quarter of 2000 and 110% to $6.3 million for the six months, from $1.6 million and $3.0 million, for the comparable periods in 1999. This increase was due primarily to the increase in the number of employees relating to the expansion of our operations, recruitment costs, expenses relating to the new computer system, costs relating to our new distribution center, higher provisions for bad debt, and higher professional fees associated with being a public company. We expect that general and administrative expenses will increase in the future as we continue to expand our operations, although such expenses may vary as a percentage of net revenue.

Liquidity and Capital Resources

  Our cash and cash equivalents totaled $39.9 million at June 30, 2000. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. At June 30, 2000, we had no long term debt and stockholders' equity was $98.4 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

  We used net cash of $12.4 million in operating activities in the six months ended June 30, 2000, primarily relating to payments made pursuant to the approximately $20.0 million procurement contract entered into on March 17, 2000 with a major international telecommunications carrier.

  We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment and higher levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution facilities and equipment testing infrastructure to support our growth. In addition, we will expend significant resources relating to the implementation of our business-to-business e-commerce initiative, various information technology enhancements, and our international expansion efforts.

  Net cash used in investing activities in the six months ended June 30, 2000 was $1,354,000, primarily representing expenditures relating to our business-to-business e-commerce initiative. Net cash used in financing activities for the six months ended June 30, 2000 was $830,000, representing the repayment of our capital lease.

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

  Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 37.4% of our net revenue in the six months of 2000, 32.1% in 1999, 43.8% in 1998 and 42.2% in 1997. In the six months of 2000 and total year 1999, no single customer accounted for over 10% of our net revenue. In 1998, ALLTEL Corporation accounted for 10.2% of our net revenue and in 1997, Vodafone AirTouch plc (now part of Verizon Wireless) accounted for 10.1% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis, and no customer has entered into a long-term purchasing agreement with us. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.


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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

  We currently do not hold any derivative instruments and do not engage in hedging activities. All of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of June 30, 2000, we had no long term debt outstanding.


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

  The Company has used a portion of the net proceeds of the offering to pay off the $50.0 million term loan facility and the then outstanding amount on the revolving loan facility of approximately $6.4 million.

ITEM 3.   Default Upon Senior Securities

  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders of the Company held on May 2, 2000, the following matters were acted upon by the stockholders of the Company:

1. The re-election of Peter Y. Chung as Class 1 director for an additional three-year term:

     Shares in favor:           45,588,679

     Shares withheld:               24,042

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2000:

     Shares in favor:           45,581,732

     Shares against:                24,185

     Shares abstained:               6,804

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

  (a) Exhibit 27 Financial Data Schedule.

  (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2000.

                                  Somera Communications, Inc.


                                  By: /s/ Gary J. Owen
                                      ---------------------------------
                                      (Gary J. Owen
                                     Chief Financial Officer)