Form 10-Q
period 2000-09-30
SOMERA COMMUNICATIONS INC
filed 2000-11-14
CIK 1094243

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                           Outstanding at September 30, 2000
Common Stock, $0.001 par value                            47,900,852

================================================================================

                          SOMERA COMMUNICATIONS, INC.

                                     INDEX

PART I                       FINANCIAL INFORMATION
Item 1.   Financial Statements

                Balance Sheets as of September 30, 2000 and December 31, 1999 (unaudited)

                Statements of Operations for the Three and Nine Month Periods Ended September 30, 2000 and 1999 (unaudited)

                Statements of Cash Flows for the Nine Month Periods Ended September 30, 2000 and 1999 (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I         FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          SOMERA COMMUNICATIONS, INC.

                                BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                           Sep. 30,    Dec. 31,
                                                             2000        1999
                                                           --------    --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents..............................  $ 37,657    $ 54,492
  Accounts receivable, net ..............................    36,599      19,592
  Inventories, net.......................................    28,513      18,386
  Deferred tax asset--current portion....................     3,741       2,236
  Other current assets...................................     2,171       2,147
                                                           --------    --------
       Total current assets..............................   108,681      96,853
Property and equipment, net..............................     4,745       1,505
Deferred tax asset--net of current portion...............    15,572      16,490
Other assets.............................................       848         903
                                                           --------    --------
       Total assets......................................  $129,846    $115,751
                                                           ========    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable.......................................  $ 19,692    $ 23,636
  Accrued compensation...................................     2,368       1,707
  Other accrued liabilities..............................     2,380       2,284
  Capital lease obligations--current portion.............        --         830
  Income taxes payable...................................        --         508
                                                           --------    --------
       Total current liabilities.........................    24,440      28,965
                                                           --------    --------

Stockholders' equity:
  Common stock...........................................        48          48
  Additional paid in capital.............................    66,771      66,419
  Retained earnings......................................    38,862      20,905
  Unearned stock-based compensation......................      (275)       (586)
                                                           --------    --------
       Total stockholders' equity........................   105,406      86,786
                                                           --------    --------
       Total liabilities and stockholders' equity........  $129,846    $115,751
                                                           ========    ========


  The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                           STATEMENTS OF OPERATIONS
                  (in thousands, except per share/unit data)
                                  (Unaudited)

                                                                  Three Months Ended Sep. 30,     Nine Months Ended Sep. 30,
                                                                -----------------------------   -----------------------------
                                                                      2000            1999            2000            1999
                                                                     -------         -------        --------         -------
Net revenue....................................................      $57,604         $34,200        $149,485         $87,034
Cost of net revenue............................................       36,638          22,655          94,314          56,678
                                                                     -------         -------        --------         -------
        Gross profit...........................................       20,966          11,545          55,171          30,356
Operating expenses:
    Sales and marketing........................................        5,380           2,853          14,656           7,238
    General and administrative (excludes stock-based
      compensation of $66, $459, $311 and $652 for the
      three and nine months ended Sep. 30, 2000 and 1999)......        4,627           2,086          10,932           5,085
    Stock-based compensation...................................           66             459             311             652
                                                                     -------         -------        --------         -------
        Total operating expenses...............................       10,073           5,398          25,899          12,975
                                                                     -------         -------        --------         -------
    Income from operations.....................................       10,893           6,147          29,272          17,381
Interest income (expense), net.................................          592            (512)          1,856            (656)
                                                                     -------         -------        --------         -------
    Income before income taxes.................................       11,485           5,635          31,128          16,725
Income tax provision...........................................        4,851              --          13,171              --
                                                                     -------         -------        --------         -------
        Net income.............................................      $ 6,634         $ 5,635        $ 17,957         $16,725
                                                                     =======         =======        ========         =======
Net income per share/unit--basic...............................      $  0.14         $  0.15        $   0.38         $  0.44
                                                                     =======         =======        ========         =======
Weighted average shares/units--basic...........................       47,883          38,063          47,856          38,063
                                                                     =======         =======        ========         =======
Net income per share/unit--diluted.............................      $  0.14         $  0.15        $   0.37         $  0.44
                                                                     =======         =======        ========         =======
Weighted average shares/units--diluted.........................       48,416          38,249          48,361          38,115
                                                                     =======         =======        ========         =======

     The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                    Nine Months Ended Sep. 30,
                                                    --------------------------
                                                       2000            1999
                                                    --------          --------
Cash flows from operating activities:
  Net income....................................... $ 17,957          $ 16,725
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization.................      476               175
     Provision for doubtful accounts...............    2,030               450
     Provision for write-down of inventories.......    2,580               789
     Stock-based compensation......................      311               652
     Forgiveness of loans to officers..............       56                --
     Training costs financed by capital lease......       --                65
     Changes in operating assets and liabilities:
        Accounts receivable........................  (19,037)           (7,824)
        Inventories................................  (12,707)           (5,770)
        Other current assets.......................      (80)             (115)
        Deferred tax asset..........................    (587)               --
        Accounts payable...........................   (3,944)            4,699
        Accrued compensation.......................      661               774
        Other accrued liabilities..................       96               637
        Income taxes payable.......................     (508)               --
                                                    --------          --------
           Net cash provided by (used in)
               operating activities................  (12,696)           11,257
                                                    --------          --------
Cash flows from investing activities:
     Acquisition of property and equipment.........   (3,716)             (459)
     Decrease (increase) in other assets...........       55              (639)
                                                    --------          --------
           Net cash used in investing activities...   (3,661)           (1,098)
                                                    --------          --------
Cash flows from financing activities:
     Payment of capital lease......................     (830)               --
     Proceeds from term loan.......................       --            48,900
     Proceeds from revolving loan facility.........       --             6,435
     Repayment of notes payable....................       --            (3,457)
     Common shares issued for employee stock plan..      352                --
     Distributions to members......................       --           (63,772)
                                                    --------          --------
           Net cash used in financing activities...     (478)          (11,894)
                                                    --------          --------
Net decrease in cash and cash equivalents..........  (16,835)           (1,735)
Cash and cash equivalents, beginning of period.....   54,492             1,930
                                                    --------          --------
Cash and cash equivalents, end of period........... $ 37,657          $    195
                                                    ========          ========

  The accompanying notes are an integral part of these financial statements.

                          SOMERA COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1--Formation and Business of the Company and Basis of Presentation:

     Somera Communications, LLC. ("Somera, LLC") was formed as a Limited Liability Company in 1995 under the laws of the State of California. Somera Communications, Inc. ("Somera, Inc.") was formed in August 1999 and is incorporated under the laws of the State of Delaware. Concurrent with the closing of Somera, Inc.'s initial public offering on November 12, 1999, each member of Somera, LLC received one common share of Somera, Inc. in exchange for each unit held and Somera, Inc. assumed the assets, liabilities and the operations of Somera, LLC. The historical results of Somera, LLC have been presented as a predecessor business of Somera, Inc. as no change in control occurred as a result of this transaction. The term Company in these financial statements refers to both Somera, LLC and Somera, Inc.

     The Company is a provider of telecommunications infrastructure and data networking equipment and services. The Company provides customers with a combination of new and de-installed equipment.

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

Note 2--Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued Statement of Financial Accounting Standards
No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company currently is required to adopt SAB 101 in the quarter ended December 31, 2000. In October 2000, the SEC issued additional guidance regarding the application and implementation of SAB 101. The Company is currently assessing the impact of the additional guidance provided on its financial position and results of operations.

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

     FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Adoption of FIN 44 did not have a material effect on the financial position and results of operations.

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

                                                               Three Months Ended Sep. 30,     Nine Months Ended Sep. 30,
                                                             -----------------------------   -----------------------------
                                                                      2000            1999            2000            1999
                                                                   -------         -------         -------         -------
     Numerator
         Net income........................................        $ 6,634         $ 5,635         $17,957         $16,725
                                                                   -------         -------         -------         -------
     Denominator
         Weighted average shares/units--basic..............         47,883          38,063          47,856          38,063
         Dilutive effect of options and warrants to
            purchase shares/units..........................            533             186             505              52
                                                                   -------         -------         -------         -------
     Weighted average shares/units--diluted................         48,416          38,249          48,361          38,115
                                                                   -------         -------         -------         -------
     Net income per share/unit--basic......................        $  0.14         $  0.15         $  0.38         $  0.44
                                                                   =======         =======         =======         =======
     Net income per share/unit--diluted....................        $  0.14         $  0.15         $  0.37         $  0.44
                                                                   =======         =======         =======         =======

     Options to purchase 19,250 shares of common stock have been excluded from the calculation of net income per share/unit-diluted for the three and nine month periods ended September 30, 2000, as their effect is anti-dilutive.

     Prior to the effectiveness of the initial public offering in November 1999, Somera was not subject to federal or state income taxes. The pro forma effect of income taxes on the Company's net income and net income per unit for 1999 is presented below:

     Computation of 1999 adjusted earnings per unit:
         Income before income taxes........................................         $5,635                         $16,725
         Pro forma income taxes at 40%.....................................          2,254                           6,690
                                                                                   -------                         -------
         Adjusted net income...............................................         $3,381                         $10,035
                                                                                    ======                         =======
     Adjusted net income per unit--basic...................................         $ 0.09                         $  0.26
                                                                                    ======                         =======
     Adjusted net income per unit--diluted.................................         $ 0.09                         $  0.26
                                                                                    ======                         =======

Note 4--Comprehensive Income:

     There was no difference between the Company's net income and its total comprehensive income for the three and nine month periods ended September 30, 2000 and 1999.

Note 5--Segment Information:

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

     The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                                         Three Months Ended Sep. 30,         Nine Months Ended Sep. 30,
                                                         ---------------------------         ---------------------------
                                                             2000             1999              2000              1999
                                                            -------          -------          --------          -------
Net revenue:
     New equipment...................................       $24,473          $12,651          $ 60,572           $26,672
     De-installed equipment..........................        33,131           21,549            88,913            60,362
                                                            -------          -------          --------           -------
        Total........................................       $57,604          $34,200          $149,485           $87,034
                                                            =======          =======          ========           =======
Gross profit:
     New equipment...................................       $ 4,311          $ 2,133          $ 11,041           $ 4,281
     De-installed equipment..........................        16,655            9,412            44,130            26,075
                                                            -------          -------          --------           -------
        Total........................................       $20,966          $11,545          $ 55,171           $30,356
                                                            =======          =======          ========           =======

     Net revenue information by geographic area is as follows (in thousands):

                                                         Three Months Ended Sep. 30,         Nine Months Ended Sep. 30,
                                                         ---------------------------         ---------------------------
                                                             2000             1999              2000              1999
                                                            -------          -------          --------          -------
Net revenue:
     United States...................................       $51,079          $31,691          $136,678           $77,728
     Canada..........................................         1,912            1,430             5,593             2,606
     Latin America...................................         2,287              952             4,649             6,234
     Other...........................................         2,326              127             2,565               466
                                                            -------          -------          --------           -------
        Total........................................       $57,604          $34,200          $149,485           $87,034
                                                            =======          =======          ========           =======

     All long-lived assets are maintained in the United States.

Note 6--Subsequent Event:

     Pursuant to a Stock Purchase Agreement dated as of October 16, 2000, the Company acquired all of the outstanding common stock of MSI Communications, Inc. in exchange for total consideration of $16.0 million, consisting of $10.0 million in cash paid at closing, and $6.0 million worth of common stock of the Company, which is to be held in escrow subject to certain requirements.

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

Overview

     We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We generate revenue primarily from sales of new and de-installed telecommunications infrastructure equipment. Our customers include incumbent local exchange carriers, long distance carriers, wireless carriers and competitive local exchange carriers. Incumbent local exchange carriers, or ILECs, provided local telephone service on an exclusive basis prior to deregulation. Since deregulation, competitive local exchange carriers, or CLECs, have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

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

Results of Operations

     The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

                                                         Three Months Ended Sep. 30,         Nine Months Ended Sep. 30,
                                                         ---------------------------         ---------------------------
                                                             2000             1999              2000              1999
                                                            -------          -------          --------          -------
       Net revenue....................................        100.0%           100.0%            100.0%           100.0%
       Cost of net revenue............................         63.6             66.2              63.1             65.1
                                                              -----            -----             -----            -----
       Gross profit...................................         36.4             33.8              36.9             34.9
                                                              -----            -----             -----            -----
       Operating expenses:
             Sales and marketing......................          9.4              8.4               9.8              8.3
             General and administrative...............          8.0              6.1               7.3              5.8
             Stock-based compensation.................          0.1              1.3               0.2              0.8
                                                              -----            -----             -----            -----
                  Total operating expenses............         17.5             15.8              17.3             14.9
                                                              -----            -----             -----            -----
       Income from operations.........................         18.9             18.0              19.6             20.0
       Interest income (expense), net.................          1.0             (1.5)              1.2             (0.8)
                                                              -----            -----             -----            -----
       Income before income taxes.....................         19.9             16.5              20.8             19.2
       Income tax provision...........................          8.4               --               8.8               --
                                                              -----            -----             -----            -----
       Net income.....................................         11.5%            16.5%             12.0%            19.2%
                                                              =====            =====             =====            =====

     Net Revenue.   Net revenue consists of sales of new and de-installed
telecommunications equipment, including switching, transmission, access, cell site, microwave and power products. Net revenue increased 68% to $57.6 million in the third quarter of 2000 and 72% to $149.5 million for the nine months ended September 30, 2000, from $34.2 million and $87.0 million for the comparable periods in 1999. Net revenue attributable to new equipment sales increased to $24.5 million in the third quarter of 2000 and $60.6 million for the nine month period, from $12.7 million and $26.7 million for the comparable periods in 1999. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. We believe that net revenue attributable to new equipment sales will continue to increase in absolute dollar terms in response to customer demand for new telecommunications equipment and as we increase our customer base. Net revenue attributable to de-installed equipment sales increased to $33.1 million in the third quarter of 2000 and $88.9 million for the nine month period, from $21.5 million and $60.4 million for the comparable periods in 1999. The increase in net revenue attributable to de-installed equipment sales was due to greater customer demand in connection with the build out and servicing of their existing networks. We believe net revenue attributable to de-installed equipment will increase in absolute dollar terms as we increase our customer base and our customers continue to build out their existing networks.

     Cost of Net Revenue.   Substantially all of our cost of net revenue
consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased 62% to $36.6 million in the third quarter of 2000 and 66% to $94.3 million for the nine months ended September 30, 2000, from $22.7 million and $56.7 million for the comparable periods in 1999. Cost of net revenue attributable to new equipment sales increased to $20.2 million in the third quarter of 2000 and $49.5 million for the nine month period, from $10.5 million and $22.4 million for the comparable periods in 1999. Cost of net revenue attributable to de-installed equipment sales increased to $16.5 million in the third quarter of 2000 and $44.8 million for the nine month period, from $12.1 million and $34.3 million for the comparable periods in 1999. The increase in cost of net revenue for both new and de-installed equipment corresponds primarily to the increase in the volume of equipment sales. The overall gross profit as a percentage of net revenue, or gross margin, increased to 36.4% in the third quarter of 2000 and 36.9% for the nine month period, from 33.8% and 34.9% for the comparable periods in 1999. Gross margin on new equipment sales increased to 17.6% in the third quarter of 2000 and 18.2% for the nine month period, from 16.9% and 16.1% for the comparable periods in 1999. The increase in gross margin attributable to new equipment sales was due primarily to the deeper discount levels attained from our suppliers corresponding to the increase in volume, as well as further development of our procurement sources. Gross margin on de-installed equipment sales increased to 50.3% in the third quarter of 2000 and 49.6% for the nine month period, from 43.7% and 43.2% for the comparable periods in 1999. The increase in gross margin attributable to de-installed equipment sales was due primarily to several strategic inventory investments, as well as a number of special procurement opportunities. We believe these gross margins will continue to fluctuate depending upon the mix of the new and de-installed equipment we sell and other factors.

     Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions and benefits for sales, marketing and procurement employees, as well as costs associated with advertising, promotions and our business-to-business e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased 89% to $5.4 million in the third quarter of 2000 and 102% to $14.7 million for the nine months ended September 30, 2000, from $2.9 million and $7.2 million, for the comparable periods in 1999. This increase was due to higher absolute commission expenses consistent with increased gross profit upon which our sales commissions are based, as well as the hiring of additional sales and procurement personnel, and expenses relating to our business-to-business e-commerce initiative. We expect that our sales and marketing expenses will continue to increase in absolute dollar terms as we expand our product and service offerings, increase our hiring of additional sales and marketing personnel, pay commissions consistent with increased gross profit, continue development of our e-commerce initiative, and develop our international infrastructure, although such expenses may vary as a percentage of net revenue.

     General and Administrative.   General and administrative expenses consist
principally of salary and benefit costs for executive, administrative and distribution personnel, as well as professional fees, insurance, and facility costs. General and administrative expenses increased 122% to $4.6 million in the third quarter of 2000 and 115% to $10.9 million for the nine months ended September 30, 2000, from $2.1 million and $5.1 million, for the comparable periods in 1999. This increase was due primarily to the increase in the number of employees resulting from the expansion of our operations, recruitment costs, expenses relating to a new computer system, costs relating to our new distribution center, higher provisions for bad debt, and higher professional fees associated with being a public company. We expect that general and administrative expenses will increase in absolute dollar terms in the future as we continue to expand our operations, although such expenses may vary as a percentage of net revenue.

Liquidity and Capital Resources

     Our cash and cash equivalents totaled $37.7 million at September 30, 2000. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. At September 30, 2000, we had no long term debt and stockholders' equity was $105.4 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

     We used net cash of $12.7 million in operating activities in the nine months ended September 30, 2000, primarily relating to funding of an increase in accounts receivable and payments made pursuant to a major procurement contract entered into on March 17, 2000 with a large international telecommunications carrier.

     We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution facilities and equipment testing infrastructure to support our growth. In addition, we will expend significant resources relating to the implementation of our business-to-business e-commerce initiative, various information technology enhancements, and our international expansion efforts.

     Net cash used in investing activities in the nine months ended September 30, 2000 was $3.7 million, primarily representing expenditures relating to our business-to-business e-commerce initiative. Net cash used in financing activities for the nine months ended September 30, 2000 was $478,000, primarily reflecting the repayment of our capital lease.

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

     For the nine months ended September 30, 2000, approximately 60% of our net revenue was generated from the sale of de-installed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by carriers to provide us with much of the equipment we sell. Our ability to buy de-installed equipment from carriers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with carriers or they are unwilling to sell de-installed equipment to us, our ability to sell de-installed equipment will suffer.


Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

     Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 37.8% of our net revenue in the nine months ended September 30, 2000, 32.1% in 1999, 43.8% in 1998 and 42.2% in 1997. In the nine months of 2000 and total year 1999, no single customer accounted for over 10% of our net revenue. In 1998, ALLTEL Corporation accounted for 10.2% of our net revenue and in 1997, Vodafone AirTouch plc (now part of Verizon Wireless) accounted for 10.1% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

Our operating results could suffer as a result of our recent acquisition.

     In October 2000, we acquired MSI Communications, Inc., a data networking equipment and services company. We may not be able to effectively integrate this company's operations, personnel, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profit margins may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. This acquisition could disrupt our ongoing business and impact important customer relationships. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with this acquisition.

We may fail to engage in future acquisitions which could limit our future growth.

     One of our strategies for growth is to engage in selective acquisitions. Our ability to conduct such acquisitions may be limited by our ability to identify potential acquisition candidates and obtain necessary financing. In the event we are unable to identify and take advantage of these acquisition opportunities, we may experience difficulty in achieving future growth in our business.

If we do engage in future acquisitions, we may take actions that could dilute our existing stockholders, or cause us to incur contingent liabilities, debt or significant expense.

     Future acquisitions of selective businesses, if they occur, could result in the issuance of equity securities that would be dilutive to our existing stockholders, or the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition will succeed. We could have difficulty assimilating or retaining the acquired companies' personnel or integrating their operations, equipment or services into our organization.
These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Any future acquisition carries the risk that it could harm our operating results, profit margins or financial condition.

Failure by our customers to accept our internet sales strategy could result in lower than expected revenues.

     We are developing an internet-based e-commerce sales solution intended to enable us to better serve our customers and vendors. We anticipate this solution will not be fully functional until the fourth quarter of 2000. These planned services are very different from the traditional sales methods we currently employ with our customers. There can be no assurance that our customers will utilize our internet solution and any delay in the completion of this initiative could negatively impact customer adoption of this solution.


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

 PAGE>

If we do not expand our international operations our growth could suffer.

     We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. We may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States accounted for approximately 8.5% of our net revenue for the nine months ended September 30, 2000.


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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     We currently do not hold any derivative instruments and do not engage in hedging activities. All of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of September 30, 2000, we had no long term debt outstanding.


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could harm our business.

ITEM 2.   Use of Proceeds

     On November 12, 1999, a registration statement on Form S-1 (No. 333-86927) was declared effective by the Securities and Exchange Commission, pursuant to which 9,775,000 shares of the Company's common stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $117.3 million. The managing underwriters were Lehman Brothers, Dain Rauscher Wessels and Thomas Weisel Partners LLC.

     In connection with the offering, the Company incurred $8.2 million in underwriting discounts and commissions, and approximately $1.7 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $107.4 million.

     The Company has used a portion of the net proceeds of the offering to pay off the $50.0 million term loan facility, the then outstanding amount on the revolving loan facility of approximately $6.4 million, fund working capital needs, and to pay for part of the cost of acquiring MSI Communications, Inc. in October 2000.

ITEM 3.   Default Upon Senior Securities

   None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

   None.

ITEM 5.   Other Information

   None.

ITEM 6.   Exhibits and Reports on Form 8-K

   (a) Exhibit 27.1 Financial Data Schedule.

   (b) Reports on Form 8-K.

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2000.

                                      Somera Communications, Inc.


                                      By:     /s/ Gary J. Owen
                                          -----------------------------
                                                (Gary J. Owen

                                           Chief Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                EXHIBIT
NO.                                    DESCRIPTION
--------------                         ---------------------------------

27.1                                   Financial Data Schedule