Form 10-K
period 2000-12-31
SOMERA COMMUNICATIONS INC
filed 2001-03-29
CIK 1094243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 27. 2001) was approximately $81,000,000. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 28, 2001 was 48,644,607.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           SOMERA COMMUNICATIONS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................    7
Item 3.  Legal Proceedings ................................................    7
Item 4.  Submission of Matters to a Vote of Security Holders ..............    7

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ..........................................................    8
Item 6.  Selected Financial Data ..........................................    9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   10
Item 7A. Qualitative and Quantitative Disclosures About Market Risk .......   22
Item 8.  Financial Statements and Supplementary Data ......................   23
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .........................................   42

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   42
Item 11. Executive Compensation ...........................................   42
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   42
Item 13. Certain Relationships and Related Transactions ...................   42

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   43

                                     PART I

      This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "may", "will", "should", "plan", "anticipate", "believe", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors in "Risks Factors" and elsewhere in this Annual Report that could cause our actual results to differ materially from the forward-looking statements in this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

ITEM 1. BUSINESS

      We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We offer our customers a unique combination of new and de-installed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers' dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, technical support and other ancillary services under the umbrella of Somera OneSource Services. Our innovative equipment and service offerings are delivered through our team of sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution infrastructure to provide our customers with rapidly deployable equipment solutions.

Equipment and Services

      Equipment

      We offer our customers a broad range of telecommunications infrastructure equipment to address their specific and changing equipment needs. The equipment we sell includes new and de-installed items from a variety of manufacturers. In 2000, we sold over 10,000 different items, from over 300 different manufacturers. We offer the original manufacturer's warranty on all new equipment. On de-installed equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer's original specifications.

      The new equipment we offer consists of telecommunications equipment purchased primarily from the OEM or a distributor. The de-installed equipment we offer consists primarily of equipment removed from carriers' existing telecommunications networks. These carriers are typically the original owners of such equipment. The carrier or another third party professionally removes this equipment. In some instances, Somera will directly perform the de-installation on behalf of the carrier. Following removal, de-installed equipment is shipped to our distribution facility where we test and refurbish the equipment as necessary. Our refurbishment process includes services such as cleaning and testing de-installed equipment, and repairing and reconfiguring the equipment where necessary. The refurbishment process is conducted by our in-house technicians, whom we train, or by third parties. Upon completion of this process, the de-installed equipment is added to our list of available items and may be sold to a customer.

      The equipment we sell is grouped into several general categories including switching, transmission, access, wireless, data, microwave and power products.

      Switching. Switching equipment is used by carriers to manage call traffic and to deliver value-added services. Switches and related equipment are located in the central office of a telecommunications carrier and serve to determine pathways and circuits for establishing, breaking or completing voice and data communications over the public switched telephone network, or PSTN, and the Internet. We provide a variety of switching equipment, including switches, circuit cards, shelves, racks and other ancillary items in support of carrier upgrades and reconfigurations. Manufacturers of switching equipment whose products we sell include Alcatel USA, Lucent Technologies and Nortel Networks.

      Transmission. Transmission equipment is used by carriers to carry information to multiple points in a carrier's network. Transmission equipment serves as the backbone of a telecommunications carrier's network and transmits voice and data traffic in the form of standard electrical or optical signals. We sell a broad range of transmission products, including channel banks, multiplexors, digital cross-connect systems, DSX panels and echo cancellers. Manufacturers of transmission equipment whose products we sell include ADC Telecommunications, Fujitsu, Lucent Technologies, NEC, Nortel Networks, Telco Systems, and Tellabs.

      Access. Access equipment is used by carriers, to provide local telephone service and Internet access. Access equipment is used in the local loop, or last mile, portion of the PSTN and connects a home or business to the switch in a carrier's central office. We provide a variety of access equipment, including digital loop carriers, digital subscriber line products, channel service units/digital subscriber units, multiplexors and network interface units. Manufacturers of access equipment whose products we sell include ADC Telecommunications, Carrier Access, Lucent Technologies, NEC, Newbridge Networks, Nortel Networks, Telco Systems, and VINA Technologies.

      Wireless. Cell sites and related ancillary wireless products are used by cellular, PCS and paging carriers to provide wireless telephone and Internet access. This equipment is used to amplify, transmit and receive signals between mobile users and transmission sites, including cell sites and transmission towers. We sell a broad range of wireless equipment including radio base stations, towers, shelters, combiners, transceivers and other related items. Manufacturers of wireless and cell site equipment whose products we sell include Allen Telecom, Telefon AB LM Ericsson, Lucent Technologies, Motorola, Nortel Networks and Siemens.

      Data. Data networking equipment is used to transmit, route and switch data communications traffic within a carrier's network. We provide a wide variety of data networking products including routers, ATM switches, hubs and bridges. Manufacturers of data networking equipment whose products we sell include Cisco Systems, Lucent Technologies, Nortel Networks, and Motorola.

      Microwave. Microwave systems are used by carriers to transmit and receive voice, data and video traffic. These systems enable point-to-point and point-to-multipoint, high speed wireless communications. We provide a variety of microwave systems, including antennas, dishes, coaxial cables and connectors. Manufacturers of microwave systems whose products we sell include Alcatel Alsthom, Adaptive Broadband, Digital Microwave, Digital Transmission Systems, Harris-Farinon Canada, Nortel Networks and Western Multiplex.

      Power. Power equipment is used by carriers to provide direct current (DC) and/or alternate current (AC) power to support their network infrastructure equipment. We sell a broad range of power equipment, including power bays, rectifiers, batteries, breaker panels and converters. Manufacturers of power equipment whose products we sell include C&D Technologies, GEC, Lucent Technologies, Marconi, Nortel Networks, Peco II and Power Conversion Products.

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

      To enable carriers to focus on their core business, we offer the following services in connection with our equipment sales and procurement:

      o Asset Recovery Programs. Our innovative asset recovery programs offer carriers effective solutions to manage their de-installed equipment. These programs are customized to meet the specific objectives of each carrier, and include equipment purchases as well as equipment trade-ins, consignment and re-marketing programs. The programs allow carriers to easily and rapidly recapture value from de-installed equipment.

      o Technical Services. Our technical services include product selection, equipment configuration, custom integration and technical support. These services enable carriers to supplement their internal technical resources.

      o Value-added Materials Management Services. Our materials management services include equipment procurement, multi-vendor equipment packaging, which we refer to as kitting, warehousing and other inventory management and deployment services.

      o Other Services. Through our extensive network of subcontractor relationships and partners, we are also capable of providing specialized transportation services, regional warehousing, repair services, installation and de-installation services.

Sales, Marketing and Procurement

      Our sales organization is located primarily at our corporate headquarters in Santa Barbara, California and is augmented by our satellite offices located in California, New Jersey, Georgia, Kansas, Washington, and our international office in Amsterdam, The Netherlands. As of December 31, 2000, we employed 180 sales and procurement professionals. We generate leads primarily through direct marketing, customer referrals and participation in industry tradeshows. Our sales force is organized by market segment, including specialized teams focused on the regional bell operating companies ("RBOCs"), incumbent local exchange carriers ("ILECs"), long distance carriers ("IXCs"), competitive local exchange carriers ("CLECs"), wireless carriers, including cellular, personal communications service companies ("PCSs") and specialized mobile radio operators ("SMRs"), and internet service providers ("ISPs").

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

      Each team member has access to, and is supported by, our relationship management database. This real time proprietary information system allows each team to:

      o respond to customer requirements by accessing our extensive database of excess and de-installed equipment located at carriers, manufacturers, distributors and other third parties worldwide, as well as by accessing our select inventory;

      o access relevant detailed purchase and sale information by customer and part number;

      o     access technical and system configuration information;

      o     trace and track all customer and vendor order activity; and

      o     project and anticipate customer equipment requirements.

      Each of our teams is headed by a group sales director who is responsible for the overall customer relationship and is supported by a number of group sales managers, account executives, logistics administrators and production controllers. We believe our dedicated team structure provides consistent high quality customer service which builds long-term relationships with our customers. Our account executives have frequent customer contact and oversee customer proposals while our logistics administrators work with our production controllers as well as our customers to coordinate sourcing, delivery and any required follow-through procedures to ensure our customers receive quality, timely customer service.

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

      As we attempt to expand our sales, marketing and procurement efforts into international markets, we face a number of challenges, including:

      o     recruiting skilled sales and technical support personnel;

      o     creation of new supply and customer relationships;

      o difficulties and costs of managing and staffing international operations; and

      o     developing relationships with local suppliers.

      We cannot be certain that one or more of these factors will not harm our future international operations.

Customers

      We sell equipment to ILECs, RBOCs, IXCs, a broad range of wireless carriers including cellular, PCS, paging and SMRs, and CLECs. We have over 1,000 customers who are located primarily in the United States. In 2000, Verizon Communications accounted for 11.3% of our net revenue. In 1999, no single customer accounted for more than 10% of our net revenue. In 1998 ALLTEL accounted for 10.2% of our net revenue. Sales to customers outside of the United States accounted for 7.8% of our net revenue in 2000, 10.9% of our net revenue in 1999 and 19.7% of our net revenue in 1998. Customers from whom we recognized at least $7.5 million in net revenue in 2000 include leading carriers such as Verizon Communications, ALLTEL, and MCI Worldcom.

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

      We currently face competition primarily from original equipment manufacturers, distributors and secondary market dealers. Many of these competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:

      o ability to devote greater resources to the development, promotion and sale of their equipment and related services;

      o     ability to adopt more aggressive pricing policies than we can;

      o ability to expand existing customer relationships and more effectively develop new customer relationships than we can, including securing long term purchase agreements;

      o ability to leverage their customer relationships through volume purchasing contracts, and other means intended to discourage customers from purchasing products from us;

      o ability to more rapidly adopt new or emerging technologies and increase the array of products offered to better respond to changes in customer requirements;

      o greater focus and expertise on specific manufacturers or product lines;

      o     ability to implement more effective e-commerce solutions; and

      o ability to form new alliances or business combinations to rapidly acquire significant market share.

      There can be no assurance that we will have the resources to compete successfully in the future or that competitive pressures will not harm our business.

Employees

      As of December 31, 2000, we had 302 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees is represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Competition for qualified personnel in the telecommunications equipment industry and our geographic location is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the Company's current executive officers as of February 28, 2001.

             Name             Age     Position
             ----             ---     --------

      Dan Firestone........    39     Chairman of the Board of Directors,
                                      President and Chief Officer

      Jeffrey G. Miller....    37     Executive Vice President, Sales and
                                      Marketing

      Gary J. Owen.........    46     Chief Financial Officer

      Gil Varon............    39     Director and Vice President, Wireline
                                      Division

      Glenn E. Berger......    38     Vice President, Operations

      Brandt A. Handley....    42     Vice President, International Sales

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

      Glenn E. Berger has served as our Vice President of Operations since joining Somera Communications in November 1999. From 1994 to November 1999, Mr. Berger served as Director of North American Distribution Operations and Logistics Strategy for Compaq Computer Corporation. From 1984 to 1994, Mr. Berger held several logistics, transportation, and distribution management positions with Frito-Lay, Inc. Mr. Berger graduated from Arizona State University with a B.S. degree in Business Administration.

      Brandt A. Handley has served as our Vice President, International, since joining Somera Communications in

January, 2001. From 1999 to 2000, Mr. Handley founded and operated Seedvest, Inc., an equity investment and consultancy firm. From 1991 to 1999, Mr. Handley served as a vice president at The Walt Disney Company, establishing two start-up companies in Asia. From 1982 to 1991, Mr. Handley served in various management capacities in the marketing department of The Procter & Gamble Company, including assignments in Europe and Asia. Mr. Handley holds a B.A. in international business from the University of Oregon and an M.B.A. from the University of Pennsylvania.

ITEM 2. PROPERTIES

      Our principal executive and corporate offices, located in Santa Barbara, California, occupy approximately 39,000 square feet under several lease agreements that expire from March 2003 to March 2004. We also occupy five additional office sites in the United States under lease agreements, totaling approximately 14,000 square feet. At December 31, 2000, we operated three distribution facilities in the United States, occupying approximately 171,000 square feet, all of which were leased. Our primary distribution center is located in Oxnard, California, and occupies approximately 100,000 square feet. We also opened our new European headquarters and distribution center, located in Amsterdam, The Netherlands, in the fourth quarter of 2000, which occupies approximately 14,000 square feet under a lease agreement. We believe that our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been traded on the Nasdaq National Market under the symbol "SMRA" since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

                                                            High    Low
                                                           ------  ------
               Year Ended December 31, 2000
               First quarter ....................          $15.44  $11.19
               Second quarter ...................          $14.88  $ 7.50
               Third quarter ....................          $14.31  $ 9.50
               Fourth quarter ...................          $12.50  $ 5.88

               Year Ended December 31, 1999
                    Fourth quarter ..............          $19.00  $12.44

      On March 27, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $5.00 per share. As of March 12, 2001, there were approximately 289 holders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

                                                                                    Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                              2000         1999           1998            1997          1996
                                                              ----         ----           ----            ----          ----
                                                                         (in thousands except per share/unit data)
Statements of Operations:
Net revenue(1) .......................................     $ 211,192     $ 126,861      $  73,180      $  35,060      $  10,149
Cost of net revenue(1) ...............................       134,618        82,761         44,126         21,044          5,532
                                                           ---------     ---------      ---------      ---------      ---------
Gross profit .........................................        76,574        44,100         29,054         14,016          4,617
                                                           ---------     ---------      ---------      ---------      ---------
Operating expenses:
      Sales and marketing ............................        20,312        10,320          5,747          2,593            780
      General and administrative (excludes stock-based
         compensation of $367 in 2000 and ............        15,741         7,982          3,939          1,648            696
         $774 in 1999)
      Stock-based compensation .......................           367           774             --             --             --
      Amortization of intangible assets ..............           302            --             --             --             --
                                                           ---------     ---------      ---------      ---------      ---------
            Total operating expenses .................        36,722        19,076          9,686          4,241          1,476
                                                           ---------     ---------      ---------      ---------      ---------
Income from operations ...............................        39,852        25,024         19,368          9,775          3,141
Interest income (expense), net .......................         2,376        (2,193)          (187)           (82)           (18)
                                                           ---------     ---------      ---------      ---------      ---------
Income before income taxes ...........................        42,228        22,831         19,181          9,693          3,123
Income tax provision (benefit) .......................        17,737       (17,403)            --             --             --
                                                           ---------     ---------      ---------      ---------      ---------
      Net income .....................................     $  24,491     $  40,234      $  19,181      $   9,693      $   3,123
                                                           =========     =========      =========      =========      =========
Net income per share/unit--basic(2) ..................     $    0.51     $    1.02      $    0.50      $    0.25      $    0.08
                                                           =========     =========      =========      =========      =========
Weighted average shares/units--basic .................        47,928        39,408         38,063         38,052         37,500
                                                           =========     =========      =========      =========      =========
Net income per share/unit--diluted(2) ................     $    0.51     $    1.02      $    0.50      $    0.25      $    0.08
                                                           =========     =========      =========      =========      =========
Weighted average shares/units--diluted ...............        48,329        39,484         38,063         38,052         37,500
                                                           =========     =========      =========      =========      =========


                                                                                       December 31,
                                                           --------------------------------------------------------------------
                                                              2000         1999           1998            1997          1996
                                                              ----         ----           ----            ----          ----
                                                                                     (in thousands)
Balance Sheet Data:
Working capital ......................................     $  78,513     $  67,888      $   9,482      $   4,602      $   1,797
Total assets .........................................       143,572       115,751         17,009          9,281          3,882
Notes payable--net of current portion ................            --            --          3,457            638            662
Mandatorily redeemable Class B units .................            --            --         51,750             --             --
Stockholders' equity/members' capital (deficit) ......       114,497        86,786        (45,136)         3,787          1,251

(1) During 2000, we adopted new guidance for the accounting for shipping and handling revenues and expenses, and accordingly have reclassified the prior period balances to conform with our current policy for the years ended December 31, 2000, 1999, 1998 and 1997. Our systems did not provide sufficient information to reclassify the balances for the year ended December 31, 1996. See also note 2 to our consolidated financial statements.

(2) See note 2 of notes to the consolidated financial statements for an explanation of the calculation of net income per share/unit--basic and diluted.

      Commencing with 1997, our fiscal years are on a 52 and 53 week basis. For presentation purposes we are using a calendar quarter and calendar year end convention. Our fiscal years 1997, 1998, 1999, and 2000 ended on December 28, 1997, January 3, 1999, January 2, 2000, and December 31, 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of factors, including those discussed previously, under "Risk Factors" or in other parts of this Annual Report on Form 10-K.

Overview

      We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We offer our customers a unique combination of new and de-installed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers' dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, technical support and other ancillary services under the umbrella of Somera OneSource Services. Our innovative equipment and service offerings are delivered through our team of more than 150 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution infrastructure to provide our customers with rapidly deployable equipment solutions. Our customers include incumbent local exchange carriers, long distance carriers, wireless carriers, competitive local exchange carriers, and internet service providers. Incumbent local exchange carriers, or ILECs, provided local telephone service on an exclusive basis prior to deregulation. Since deregulation, competitive local exchange carriers, or CLECs, have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

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

      A majority of our sales to date have been to customers located in the United States. Sales to customers outside of the United States accounted for 7.8%, 10.9%, and 19.7% of our net revenue in 2000, 1999, and 1998, respectively. We expect sales to carriers in the United States to continue to account for the majority of our net revenue for the foreseeable future. Through 2000, all of our equipment sales were denominated in U.S. dollars.

      In 2000, Verizon Communications accounted for 11.3% of our net revenue. In 1999, no single customer accounted for more than 10% of our net revenue. In 1998, ALLTEL accounted for 10.2% of our net revenue. In 2000, Western Multiplex and an international carrier accounted for 15.9% and 11.8% of our equipment purchases. In 1999 and 1998, no suppliers accounted for more than 10% of our equipment purchases.

      Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of products without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provisions for returns and warranty obligations where significant, when we ship equipment to our customers, provided that there are no significant post-delivery obligations.

      The market for telecommunications equipment is characterized by intense competition. We believe that our ability to remain competitive depends on enhancing the existing service levels we provide to our customers, acquiring access to a broader selection of equipment, developing new customer relationships and expanding our existing customer penetration levels. To enhance our ability to meet these goals, we completed our first acquisition in

October 2000. In December 2000, we launched our business-to-business e-commerce Web site. Additionally, we opened our European headquarters in Amsterdam, The Netherlands in November 2000.

Corporate History

      We were organized as a California limited liability company, or LLC, and commenced operations in July 1995. In July 1998, we undertook a recapitalization in which outside investors purchased Class B units representing approximately 37.0% of Somera Communications, LLC. In August 1999, we entered into a $50 million term loan facility and a $15 million revolving loan facility with a syndicate of financial institutions led by Fleet National Bank. In November 1999, we raised approximately $107 million in net proceeds from the initial public offering of 9,775,000 shares of our common stock. Approximately $60 million of the proceeds were used to payoff the Fleet National Bank term loan and revolving loan facilities, including associated accrued interest. The balance of the proceeds have been invested in short term, interest bearing, investment grade marketable securities. In October 2000, we completed our acquisition of MSI Communications, Inc., a data networking equipment and services company.

Results of Operations

      2000 Compared to 1999

      Net Revenue. Substantially all of our net revenue consists of sales of new and de-installed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products. Net revenue increased to $211.2 million in 2000 from $126.9 million in 1999. The increase in net revenue was driven by greater customer demand for our equipment in general rather than significant increases in the price of the products we sold, our expansion in United States markets and growth in significant customer accounts. Net revenue attributable to new equipment sales increased to $90.7 million in 2000 from $44.3 million in 1999. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. We believe that net revenue attributable to new equipment sales will continue to increase in response to customers' demand for new telecommunications equipment. Net revenue attributable to de-installed equipment sales increased to $120.5 million in 2000 from $82.6 million in 1999. The increase in net revenue attributable to de-installed equipment sales was due to greater demand among our customers in connection with the build out and servicing of their existing networks. We believe net revenue attributable to de-installed equipment will increase as our customers continue to build out their existing networks.

      Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased to $134.6 million in 2000 from $82.8 million in 1999. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of new and de-installed equipment sales. Cost of net revenue attributable to new equipment sales increased to $73.8 million in 2000 from $36.9 million in 1999. The increase in cost of net revenue attributable to new equipment was due primarily to increases in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. We believe these costs may continue to increase as we purchase additional new equipment to satisfy customer demand. Cost of net revenue attributable to de-installed equipment sales increased to $60.8 million in 2000 from $45.9 million in 1999. The increase in cost of net revenue attributable to de-installed equipment was due primarily to increased volume of de-installed equipment sales and fluctuations due to large, non-recurring purchases of de-installed equipment. We believe that the costs of net revenues attributable to de-installed equipment will continue to increase as our volume of de-installed equipment sales increases in response to customer demand. Gross profit as a percentage of net revenue, or gross margin, increased to 36.3% in 2000 from 34.8% in 1999. The increase in gross margins was primarily due to more favorable prices obtained from our suppliers due in part to our increased volume of purchases and opportunistic buys, offset by an increase in the proportion of new equipment we sold, which generally has lower gross margins than de-installed equipment. Gross margin attributable to new equipment sales increased to 18.6% in 2000 from 16.7% in 1999. The increase in gross margin attributable to new equipment sales was due primarily to our ability to leverage the increased volume of purchases in negotiating more favorable pricing from our suppliers. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to de-installed equipment sales increased to 49.5% in 2000 from 44.4% in 1999. The increase in gross margin attributable to de-installed equipment sales was due primarily to our opportunistic purchases of de-installed equipment in 2000. We believe that gross margins attributable to de-installed equipment sales may continue to fluctuate depending upon the mix of de-installed equipment we sell and our ability to make significant discounted purchases.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and the research development and launch of our business to business e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased to $20.3 million or 9.6% of net revenue in 2000 from $10.3 million or 8.1% of net revenue in 1999. This increase was due to higher absolute commission expenses consistent with increased gross profit upon which our sales commissions are based, hiring of additional sales and procurement personnel, intensified marketing and advertising activities and costs associated with our e-commerce initiative. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales personnel and pay commissions consistent with increased gross profit, although such expenses may vary as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $15.7 million or 7.5% of net revenue in 2000 from $8.0 million or 6.3% of net revenue in 1999. This increase was due primarily to the increase in employees relating to the expansion of our operations and associated facilities costs. We expect that general and administrative expenses will increase in the future as we expand our operations, although such expenses may vary as a percentage of net revenue.

      Stock-based Compensation. Stock-based compensation charges relate to stock options we issued to two officers and one outside director in 1999 resulting in unearned stock-based compensation of $830,000 which is being amortized over the vesting period, generally four years, of the underlying options. Amortization of the stock option charge in 2000 and 1999 amounted to $367,000 and $244,000, respectively. We expect that the remaining charge will be amortized to net income as follows: $148,000 in 2001, $63,000 in 2002 and $8,000 in 2003. 1999
also includes charges relating to warrants for common stock granted in exchange for services. The warrants, which were fully vested at the date of grant, entitle the holders to purchase up to 207,655 shares of common stock and resulted in a one-time charge of $530,000 in 1999.

      Interest Income (Expense), Net. Interest income (expense), net consists of investment earnings on cash and cash equivalent balances, offset by interest expense associated with debt obligations. Interest income, net for 2000 was $2.4 million. Interest expense, net was $2.2 million in 1999 representing a one-time write-off of $1.1 million of unamortized loan fees and interest on outstanding debt principal. We had no long-term debt outstanding as of December 31, 2000.

      Income Tax Provision (Benefit). Income tax provision for 2000 totaled $17.7 million, an effective tax rate of 42%, compared to an income tax benefit of $17.4 million in 1999. In the fourth quarter of 1999, we realized a $19.5 million deferred tax credit as a result of the change in tax status of the company from a limited liability company to a "C" Corporation. This deferred tax asset will be amortized over 15 years. As a limited liability company, we were not subject to federal or state income taxes.

      Business Combinations. In October 2000, the Company acquired MSI Communications Inc. This transaction was accounted for as a purchase. The financial results of MSI have been included in the Company's consolidated financial statements from the date of acquisition. The Company paid $10.8 million in cash and acquisition costs and issued 693,391 shares of its common stock, which are held in escrow at December 31, 2000. For further details about this acquisition, see Note 3 of Notes to the Consolidated Financial Statements. We expect this acquisition will help us build our base of customers and establish new products and services in the data networking equipment and services markets.

      1999 Compared to 1998

      Net Revenue. Net revenue increased to $126.9 million in 1999 from $73.2 million in 1998. The increase in net revenue was driven by greater customer demand for our equipment in general rather than significant increases in the price of the products we sold, our expansion in United States markets and growth in significant customer accounts.

Net revenue attributable to new equipment sales increased to $44.3 million in 1999 from $17.3 million in 1998. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. Net revenue attributable to de-installed equipment sales increased to $82.6 million in 1999 from $55.9 million in 1998. The increase in net revenue attributable to de-installed equipment sales was due to greater demand among our customers in connection with the build out and servicing of their existing networks.

      Cost of Net Revenue. Cost of net revenue increased to $82.8 million in 1999 from $44.1 million in 1998. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of new and de-installed equipment sales. Cost of net revenue attributable to new equipment sales increased to $36.9 million in 1999 from $14.0 million in 1998. The increase in cost of net revenue attributable to new equipment was due primarily to increases in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. Cost of net revenue attributable to de-installed equipment sales increased to $45.9 million in 1999 from $30.1 million in 1998. The increase in cost of net revenue attributable to de-installed equipment was due primarily to increased volume of de-installed equipment sales and fluctuations due to large, non-recurring purchases of de-installed equipment. Gross profit as a percentage of net revenue, or gross margin, declined to 34.8% in 1999 from 39.7% in 1998. The decline in gross margins was primarily due to an increase in the proportion of new equipment we sold, which generally has lower gross margins than de-installed equipment, fluctuations in the prices of a number of our purchase transactions, and increased competition in the procurement of de-installed equipment generally. Gross margin attributable to new equipment sales decreased to 16.7% in 1999 from 19.3% in 1998. The decrease in gross margin attributable to new equipment sales was due primarily to fluctuations in the mix of equipment we sold. Gross margin attributable to de-installed equipment sales decreased to 44.4% in 1999 from 46.0% in 1998. The decrease in gross margin attributable to de-installed equipment sales was due primarily to increased prices of the de-installed equipment we purchased relating to a number of large, non-recurring purchase transactions in 1998.

      Sales and Marketing. Sales and marketing expenses increased to $10.3 million or 8.1% of net revenue in 1999 from $5.7 million or 7.9% of net revenue in 1998. This increase was due to higher absolute commission expenses consistent with increased gross profit upon which our sales commissions are based, as well as the hiring of additional sales and procurement personnel, including a new executive vice president of sales and marketing.

      General and Administrative. General and administrative expenses increased to $8.0 million or 6.3% of net revenue in 1999 from $3.9 million or 5.4% of net revenue in 1998. This increase was due primarily to the increase in employees resulting from the expansion of our operations, as well as recruitment costs.

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

      Income Tax Benefit. In 1999, we realized a $19.5 million deferred tax credit as a result of the change in tax status of the company from a limited liability company to a "C" Corporation in the fourth quarter of 1999. As a limited liability company in 1998 and through the third quarter of 1999, we were not subject to federal or state income taxes.

Quarterly Results of Operations

      The following tables set forth unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2000, as well as the percentage of our net revenue represented by each item. In our opinion, this unaudited information has been prepared on the same basis as the annual financial statements. This information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation when read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                               Quarter Ended
                                        -----------------------------------------------------------------------------------------
                                        March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,  June 30,   Sept. 30,   Dec. 31,
                                        ---------    --------   ---------    --------  ---------  --------   ---------   --------
                                          1999         1999       1999         1999      2000       2000       2000         2000
                                          ----         ----       ----         ----      ----       ----       ----         ----
                                                                                (unaudited)
                                                                               (in thousands)
Statements of Operations Data:
Net revenue .........................   $  23,585   $  30,022   $  34,676   $  38,578   $40,626    $52,315    $58,289    $59,962
Cost of net revenue .................      14,946      19,850      23,131      24,834    25,296     33,442     37,323     38,557
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Gross profit ........................       8,639      10,172      11,545      13,744    15,330     18,873     20,966     21,405
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Operating expenses:
      Sales and marketing ...........       1,967       2,418       2,853       3,082     4,246      5,028      5,380      5,658
      General and administrative.....       1,420       1,579       2,086       2,897     2,767      3,541      4,627      4,806

      Stock-based compensation ......          --         193         459         122       122        122         66         57
      Amortization of intangible
         assets .....................          --          --          --          --        --         --         --        302
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
            Total operating
               expenses .............       3,387       4,190       5,398       6,101     7,135      8,691     10,073     10,823
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Income from operations ..............       5,252       5,982       6,147       7,643     8,195     10,182     10,893     10,582
Interest income (expense), net ......         (59)        (85)       (512)     (1,537)      662        602        592        520
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Income before income taxes ..........       5,193       5,897       5,635       6,106     8,857     10,784     11,485     11,102
Income tax provision (benefit) ......          --          --          --     (17,403)    3,762      4,556      4,851      4,568
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Net income ..........................   $   5,193   $   5,897   $   5,635   $  23,509   $ 5,095    $ 6,228    $ 6,634    $ 6,534
                                        =========   =========   =========   =========   =======    =======    =======    =======

As a Percentage of Net Revenue:
Net revenue .........................       100.0%      100.0%      100.0%      100.0%    100.0%     100.0%     100.0%     100.0%
Cost of net revenue .................        63.4        66.1        66.7        64.4      62.3       63.9       64.0       64.3
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Gross profit ........................        36.6        33.9        33.3        35.6      37.7       36.1       36.0       35.7
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Operating expenses:
      Sales and marketing ...........         8.3         8.1         8.3         8.0      10.4        9.6        9.2        9.5
      General and administrative.....         6.0         5.3         6.0         7.5       6.8        6.8        8.0        8.0

      Stock-based compensation ......          --         0.6         1.3         0.3       0.3        0.2        0.1        0.1
      Amortization of intangible
         assets .....................          --          --          --          --        --         --         --        0.5
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
            Total operating
               expenses .............        14.3        14.0        15.6        15.8      17.5       16.6       17.3       18.1
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Income from operations ..............        22.3        19.9        17.7        19.8      20.2       19.5       18.7       17.6
Interest income (expense), net ......        (0.3)       (4.0)        1.1         0.9      (0.3)      (1.4)       1.6        1.0
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Income before income taxes ..........        22.0        19.6        16.3        15.8      21.8       20.6       19.7       18.5
Income tax provision (benefit) ......          --          --          --       (45.1)      9.3        8.7        8.3        7.6
                                        ---------   ---------   ---------   ---------   -------    -------    -------    -------
Net income ..........................        22.0%       19.6%       16.3%       60.9%     12.5%      11.9%      11.4%      10.9%
                                        =========   =========   =========   =========   =======    =======    =======    =======

      Historically, our net revenue and gross margins have increased in each quarter compared to the same quarter in the prior year due primarily to increased levels of customer demand for the equipment we sell in general. Our gross margin improved in 2000 versus 1999 primarily due to increased customer demand and more favorable pricing obtained from our suppliers. Sales and marketing expenses have increased in absolute dollars for every quarter reflecting greater commissions paid on increased gross profit, the addition of sales personnel and intensified marketing efforts. General and administrative expenses increased almost every quarter due to the increase in personnel and facilities costs and professional fees required to support our growth.

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

Liquidity and Capital Resources

      Since inception in July 1995, we have financed our operations primarily through cash flows from operations. However, in 2000, we made a strategic investment in inventory, resulting in an increase in inventory of $13.1 million. This combined with the increase in accounts receivable of $18.8 million offset net income adjusted for non-cash charges to result in the net use of cash in operating activities of $2.9 million. Net cash generated by operating activities was $20.5 million in 1999 and $14.9 million in 1998. Through November 1999, substantially all of the cash generated by operating activities was distributed to the members of Somera Communications, LLC. In July 1998, we used $51.8 million from the sale of Class B units to outside investors to repurchase outstanding units from a number of our initial unit holders.

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

      As of December 31, 2000, we had approximately $33.3 million in cash and cash equivalents. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2000.

      We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment and higher relative levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution centers, equipment testing infrastructure, and additional facilities to support our growth, as well as expending significant resources in support of our business-to-business e-commerce activities.

      We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25"). This interpretation clarifies the definition of employee for purposes of applying APB 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15,

1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB 101 for all periods presented.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. This statement, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and the implementation of SFAS 133 did not have a significant impact on its financial position or results of operations.

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

      Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

      o the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

      o the rate at which telecommunications carriers de-install their equipment;

      o decreases in our selling prices due to competition in the secondary market;

      o our ability to obtain products cost-effectively from original equipment manufacturers, or OEMs, distributors, carriers and other secondary sources of telecommunications equipment;

      o our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

      o variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications carriers and other factors;

      o     write-offs due to inventory defects or obsolescence;

      o the sales cycle for equipment we sell, which can be relatively lengthy;

      o delays in the commencement of our operations in new market segments and geographic regions; and

      o costs relating to possible acquisitions and integration of new businesses.

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

      In fiscal year 2000, 57% of our net revenue was generated from the sale of de-installed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by carriers to provide us with much of the equipment we sell. Our ability to buy de-installed equipment from carriers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with carriers or they are unwilling to sell de-installed equipment to us, our ability to sell de-installed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

      Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 39.5% of our net revenue in 2000, 32.1% in 1999 and 43.8% in 1998. In 2000, Verizon
Communications accounted for 11.3% of our net revenue. In 1999, no single customer accounted for over 10% of our net revenue. In 1998, ALLTEL accounted for 10.2% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis, and no customer has entered into a long-term purchasing agreement with us. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

      In December 2000, we launched our business-to-business Web site to enable us to better serve our customers and vendors. These Web-based services are very different from the traditional sales methods we currently have with our customers. There can be no assurance about the degree to which our customers will utilize our internet solution. If our customers fail to utilize our internet sales solution, our ability to increase our revenues could be harmed.

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

      The market for the equipment and services we sell is characterized by technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions. Our future success in addressing the needs of our customers will depend, in part, on our ability to timely and cost-effectively:

      o respond to emerging industry standards and other technological changes;

      o     develop our internal technical capabilities and expertise;

      o     broaden our equipment and service offerings; and

      o     adapt our services to new technologies as they emerge.

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

      We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States accounted for 7.8% of our net revenue in 2000, 10.9% of our net revenue in 1999 and 19.7% of our net revenue in 1998.

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

      Since we began commercial operations in July 1995, we have experienced rapid growth and expansion that is straining our resources. In 2000, the number of our full-time employees increased from 134 to 302. Continued growth could place a further strain on our management, operational and financial resources. Our inability to manage growth effectively could harm our business. Our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our equipment inventory and record and report financial and management information on a timely and accurate basis.

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

      While we have expanded our service capability through the launching of Somera OneSource Services in 2000, we still currently depend, to a large degree, on third parties for a variety of equipment-related services, including engineering, repair, transportation, testing, installation and de-installation. This outsourcing strategy involves risks to our business, including reduced control over delivery schedules, quality and costs and the potential absence of adequate capacity. In the event that any significant subcontractor were to become unable or unwilling to continue to perform their required services, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources of third party services would be available to us on a timely basis, or at all.

Our quarterly net revenue and the price of our stock may be negatively impacted by the seasonal purchasing patterns of our customers.

      Our quarterly net revenue may be subject to the seasonal purchasing patterns of our customers, which may occur as a result of our customers' annual budgetary, procurement and sales cycles. If our quarterly net revenue fails to meet the expectations of analysts due to those seasonal fluctuations, the trading price of our common stock could be negatively affected.

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

      We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may not be sufficient to satisfy these requirements. We may need to raise additional funds through public or private debt or equity financings to:

      o take advantage of business opportunities, including more rapid international expansion or acquisitions of complementary businesses;

      o     develop and maintain higher inventory levels;

      o     gain access to new product lines;

      o     develop new services; or

      o     respond to competitive pressures.

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

      Our main facilities are located on or near known earthquake fault zones and are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If a disaster occurs, our ability to test and ship the equipment we sell would be seriously, if not completely, impaired, and our inventory could be damaged or destroyed, which would seriously harm our business. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

Our officers and directors exert substantial influence over us, and may make future business decisions with which some of our stockholders might disagree.

      Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 67% of our outstanding common stock as of December 31, 2000. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      We have reviewed the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2000.

      All of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of December 31, 2000, we had no long-term debt outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants .........................................   24

Consolidated Balance Sheets ...............................................   25

Consolidated Statements of Operations .....................................   26

Consolidated Statement of Stockholders' Equity/ Members'
Capital (Deficit) .........................................................   27

Consolidated Statements of Cash Flows .....................................   28

Notes to Consolidated Financial Statements ................................   29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Somera Communications, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somera Communications Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/   PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
January 26, 2001

                           SOMERA COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                             December 31,
                                                                                        ----------------------
                                                                                           2000        1999
                                                                                        ---------    ---------
                                     ASSETS
                                     ------
Current assets:
      Cash and cash equivalents .....................................................   $  33,266    $  54,492
      Accounts receivable, (net of allowance for doubtful accounts of $1,330 and $736
         at December 31, 2000 and 1999) .............................................      38,288       19,592
      Inventories, net ..............................................................      29,716       18,386
      Deferred tax asset, current portion ...........................................       3,778        2,236
      Other current assets ..........................................................       2,540        2,147
                                                                                        ---------    ---------
            Total current assets ....................................................     107,588       96,853
Property and equipment, net .........................................................       7,108        1,505
Deferred tax asset, net of current portion ..........................................      15,900       16,490
Other assets ........................................................................         895          903
Intangible assets, net ..............................................................      12,081           --
                                                                                        ---------    ---------
           Total assets .............................................................   $ 143,572    $ 115,751
                                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..............................................................   $  24,145    $  23,636
      Accrued compensation ..........................................................       2,523        1,707
      Other accrued liabilities .....................................................       2,227        2,284
      Capital lease obligations, current portion ....................................         180          830
      Income taxes payable ..........................................................          --          508
                                                                                        ---------    ---------
            Total current liabilities ...............................................      29,075       28,965

Commitments (Note 6)

Stockholders' equity:
      Common stock: $0.001 par value
      Shares authorized: 200,000
      Shares issued and outstanding: 48,191 and 47,838 at December 31, 2000 and 1999,
         respectively ...............................................................          48           48
      Additional paid in capital ....................................................      69,272       66,419
      Retained earnings .............................................................      45,396       20,905
      Unearned stock-based compensation .............................................        (219)        (586)
                                                                                        ---------    ---------
            Total stockholders' equity ..............................................     114,497       86,786
                                                                                        ---------    ---------
            Total liabilities and stockholders' equity ..............................   $ 143,572    $ 115,751
                                                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                               Year Ended December 31,
                                                                         --------------------------------
                                                                           2000       1999         1998
                                                                         --------   ---------    --------
Net revenue ..........................................................   $211,191   $ 126,861    $ 73,180
Cost of net revenue ..................................................    134,618      82,761      44,126
                                                                         --------   ---------    --------
            Gross profit .............................................     76,574      44,100      29,054
Operating expenses:
      Sales and marketing ............................................     20,312      10,320       5,747
      General and administrative (excludes stock-based compensation of
         $367 and $774 in 2000 and 1999) .............................     15,741       7,982       3,939
      Stock-based compensation .......................................        367         774          --
                                                                         --------   ---------    --------
      Amortization of intangible assets ..............................        302          --          --
                                                                         --------   ---------    --------
            Total operating expenses .................................     36,722      19,076       9,686
                                                                         --------   ---------    --------
Income from operations ...............................................     39,852      25,024      19,368
Interest income (expense), net .......................................      2,376      (2,193)       (187)
                                                                         --------   ---------    --------
Income before income taxes ...........................................     42,228      22,831      19,181
Income tax provision (benefit) .......................................     17,737     (17,403)         --
                                                                         --------   ---------    --------
            Net income ...............................................   $ 24,491   $  40,234    $ 19,181
                                                                         ========   =========    ========
Net income per share/unit--basic .....................................   $   0.51   $    1.02    $   0.50
                                                                         ========   =========    ========
Weighted average share/units--basic ..................................     47,928      39,408      38,063
                                                                         ========   =========    ========
Net income per share/unit--diluted ...................................   $   0.51   $    1.02    $   0.50
                                                                         ========   =========    ========
Weighted average shares/units--diluted ...............................     48,329      39,484      38,063
                                                                         ========   =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL (DEFICIT)
                                 (in thousands)


                                Common Stock        Additional                Class A Units
                                ------------         Paid in    Retained      -------------
                              Number      Value      Capital    Earnings    Number      Value
                              ------      -----      -------    --------    ------      -----
Balances,
   December 31, 1997  ....        --    $      --   $      --    $    --    34,313    $  3,443
Conversion of
   Class B units to
   Class A units .........        --           --          --         --     2,501         344
Proceeds from
   issuance of new
   units .................        --           --          --         --        --          --
Repurchase of
   members' units ........        --           --          --         --   (12,821)    (51,750)
Net income ...............        --           --          --         --        --      11,590
Distributions to
   Members ...............        --           --          --         --        --     (14,986)
                              ------    ---------   ---------    -------   -------    --------
Balances,
   December 31, 1998 .....        --    $      --   $      --    $    --    23,993    $(51,359)
Issuance of common
   stock in conversion
   of outstanding
   units .................    38,063           38     (40,967)        --   (23,993)     80,825
Issuance of common
   stock through
   initial public
   offering, net of
   issuance costs of
   $9,904 ................     9,775           10     107,386         --        --          --
Unearned employee
   stock-based
   compensation ..........        --           --          --         --        --         830
Amortization of
   unearned stock-based
compensation .............        --           --          --         --        --          --
Warrants issued in
   exchange for
   services ..............        --           --          --         --        --         530
Net income ...............        --           --          --     20,905        --      12,184
Distributions to
   Members                        --           --          --         --        --     (43,010)
                              ------    ---------   ---------    -------   -------    --------
Balances,
   December 31, 1999 .....    47,838    $      48   $  66,419    $20,905        --    $     --
Issuance of common
   stock through employee
   stock purchase plan ...        37           --         353         --        --          --
Issuance of common
   stock through exercise
   of warrants ...........        27           --          --         --        --          --
Issuance of common
   stock on acquisition of
   MSI Communications,
   Inc ...................       289           --       2,500         --        --          --
Amortization of
   unearned stock-based
   compensation ..........        --           --          --         --        --          --
Net income                        --           --          --     24,491        --          --
                              ------    ---------   ---------    -------   -------    --------
Balances,
   December 31, 2000 .....    48,191    $      48   $  69,272    $45,396        --    $     --
                              ======    =========   =========    =======   =======    ========

                                                     Unearned                     Mandatorily
                               Class B Units          Stock-                  Redeemable Class B
                               -------------          Based                   ------------------
                             Number       Value    Compensation   Total             Units
                             ------       -----    ------------   -----             -----
Balances,
   December 31, 1997  ....     3,750    $    344    $     --    $   3,787          --    $     --
Conversion of
   Class B units to
   Class A units .........    (2,501)       (344)         --           --          --          --
Proceeds from
   issuance of new
   units .................        --          --          --           --      14,070      51,750
Repurchase of
   members' units ........    (1,249)         --          --      (51,750)         --          --
Net income ...............        --       7,591          --       19,181          --          --
Distributions to
   Members ...............        --      (1,368)         --      (16,354)         --          --
                              ------      ------    --------       ------     -------     -------
Balances,
   December 31, 1998 .....        --    $  6,223    $     --    $ (45,136)     14,070    $ 51,750
Issuance of common
   stock in conversion
   of outstanding
   units .................        --      11,854          --       51,750     (14,070)    (51,750)
Issuance of common
   stock through
   initial public
   offering, net of
   issuance costs of
   $9,904 ................        --          --          --      107,396          --          --
Unearned employee
   stock-based
   compensation ..........        --          --        (830)          --          --          --
Amortization of
   unearned stock-based
compensation .............        --          --         244          244          --          --
Warrants issued in
   exchange for
   services ..............        --          --          --          530          --          --
Net income ...............        --       7,145          --       40,234          --          --
Distributions to
   Members                        --     (25,222)         --      (68,232)         --          --
                              ------      ------    --------       ------     -------     -------
Balances,
   December 31, 1999 .....        --    $     --    $   (586)   $  86,786          --    $     --
Issuance of common
   stock through employee
   stock purchase plan ...        --          --          --          353          --          --
Issuance of common
   stock through exercise
   of warrants ...........        --          --          --           --          --          --
Issuance of common
   stock on acquisition of
   MSI Communications,
   Inc ...................        --          --          --        2,500          --          --
Amortization of
   unearned stock-based
   compensation ..........        --          --         367          367          --          --
Net income                        --          --          --       24,491          --          --
                              ------      ------    --------       ------     -------     -------
Balances,
   December 31, 2000 .....        --    $     --      $ (219)   $ 114,497          --    $     --
                              ------      ------    --------       ------     -------     -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Year Ended December 31,
                                                                              ---------------------------------
                                                                                2000        1999         1998
                                                                              --------    ---------    --------
Cash flows from operating activities:
      Net income ..........................................................   $ 24,491    $  40,234    $ 19,181
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization .................................      1,015          401         137
            Provision for doubtful accounts ...............................      1,778          578         201
            Provision for excess and obsolete inventories ..................     3,062        1,258         634
            Deferred tax benefit ..........................................        (54)     (18,726)         --
            Amortization of loan fees .....................................         --        1,100          --
            Warrants issued in exchange for services ......................         --          530          --
            Training costs financed by capital lease ......................         --           65          --
            Amortization of stock-based compensation ......................        367          244          --
            Forgiveness of loans to officers ..............................         75           37          --
            Loss on disposal of assets ....................................         --            5          --
            Changes in operating assets and liabilities:
                  Accounts receivable .....................................    (18,811)      (9,933)     (4,343)
                  Inventories .............................................    (13,077)     (15,577)     (3,245)
                  Other current assets ....................................       (518)        (908)        (17)
                  Accounts payable ........................................       (513)      17,735       1,771
                  Accrued compensation ....................................        816        1,211         234
                  Other accrued liabilities ...............................     (1,282)       1,743         396
                  Income taxes payable ....................................       (508)         508          --
                                                                              --------    ---------    --------
                       Net cash provided by operating activities ..........     (3,159)      20,505      14,949
                                                                              --------    ---------    --------
Cash flows from investing activities:
      Acquisition of property and equipment ...............................     (6,129)        (599)       (553)
      Acquisition of business, net of cash acquired .......................    (10,568)          --          --
      Loans to officers ...................................................       (300)      (1,951)         --
      Repayment of loan to officer ........................................        425           --          --
      Decrease (increase) in other assets .................................          8           --         (31)
                                                                              --------    ---------    --------
                       Net cash used in investing activities ..............    (16,564)      (2,550)       (584)
                                                                              --------    ---------    --------
Cash flows from financing activities:
      Proceeds from term loan, net of fees ................................         --       48,900          --
      Repayment of term loan ..............................................         --      (50,000)         --
      Borrowings on line of credit ........................................         --        9,500          --
      Repayment of line of credit .........................................     (1,026)      (9,500)         --
      Payment of capital lease ............................................       (830)          --          --
      Proceeds from employee stock purchase plan ..........................        353           --          --
      Proceeds from initial public offering, net of issuance costs ........         --      107,396          --
      Proceeds from issuance of mandatorily redeemable Class B units ......         --           --      51,750
      Repurchase of members' capital ......................................         --           --     (51,750)
      Proceeds from/(repayment of) notes payable ..........................         --       (3,457)      2,500
      Distributions to members ............................................         --      (68,232)    (16,354)
                                                                              --------    ---------    --------
                       Net cash provided by (used in) financing activities      (1,503)      34,607     (13,854)
                                                                              --------    ---------    --------
Net increase in cash and cash equivalents .................................    (21,226)      52,562         511
Cash and cash equivalents, beginning of year ..............................     54,492        1,930       1,419
                                                                              --------    ---------    --------
Cash and cash equivalents, end of year ....................................   $ 33,266    $  54,492    $  1,930
                                                                              ========    =========    ========
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest ............................   $    136    $   1,081    $    201
                                                                              ========    =========    ========
      Income taxes paid ...................................................   $ 18,974    $     815    $     --
                                                                              ========    =========    ========
      Fixed assets acquired under capital lease ...........................   $    258    $     765    $     --
                                                                              ========    =========    ========
      Issuance of common stock in acquisition of business .................   $  2,500    $      --    $     --

      Conversion of mandatorily redeemable Class B Units to common stock ..   $     --    $  51,750    $     --
                                                                              ========    =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Summary of Significant Accounting Policies:

      Basis of Presentation

      The Company's fiscal years reported are the 52- or 53-week periods ending on the Sunday nearest to December 31. Fiscal years 2000 and 1999 comprised the 52-week periods ended on December 31, 2000 and January 2, 2000, respectively. Fiscal 1998 comprised the 53-week period ended on January 3, 1999.

      Principles of Consolidation

      In October 2000, the Company acquired MSI Communications, Inc. and in November 2000 formed Somera Communications B.V., incorporated in The Netherlands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

      Revenue Recognition

      Substantially, all of the Company's revenue is derived from the sale of products. Revenue is recognized upon shipment of product by the Company provided that, at the time of shipment, there is evidence of a contractual arrangement with the customer, the fee is fixed and determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Reserves for equipment returns and warranty obligations are recorded at the time of shipment and are based on the historical experience of the Company.

      Income Taxes

      Income tax expense comprises the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to

                           SOMERA COMMUNICATIONS, INC.

reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Somera was treated as a partnership for federal and state income tax purposes. Consequently, federal income taxes were not payable, or provided for, by Somera. Somera's Members were taxed individually on their share of Somera's earnings. Somera's net income or loss was allocated among the members in accordance with the regulations of Somera. The Company became a taxable entity on November 12, 1999.

      Concentration of Credit Risk and Other Risks and Uncertainties

      Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash with three high credit quality financial institutions in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

      For the year ended December 31, 2000, one customer accounted for 11.3% of net revenue and no customer accounted for more than 10% of accounts receivable at December 31, 2000. No individual customer accounted for more than 10% of net revenue for the year ended December 31, 1999 or accounts receivable at December 31, 1999. For the year ended December 31, 1998 one customer accounted for 10.2% of net revenue and 12.0% of the total accounts receivable at December 31, 1998.

      Two suppliers accounted for 15.9% and 11.8% of equipment purchases in the year ended December 31, 2000. No supplier accounted for 10% or more of equipment purchases in the years ended December 31, 1999 and 1998.

      No supplier accounted for 10% or more of equipment purchases during the years ended December 31, 1998 and 1999. Two suppliers accounted for 15.9% and 11.8% of equipment purchases in the year ended December 31, 2000.

      Fair Value of Financial Instruments

      The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital leases approximate fair value due to their short-term maturities.

      Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with remaining maturity of three months or less at the date of purchase to be cash equivalents.

      Inventories

      Inventories, which are comprised of finished goods held for resale, including de-installed equipment, are stated at the lower of cost (determined on an average cost basis) or net realizable value. Costs may include refurbishment costs associated with repairing and reconfiguring de-installed equipment held for resale. Inventories are stated net of reserves for obsolete and slow moving items.

      Property and Equipment

      Property and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

      Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or remaining lease term on a straight-line basis.

                           SOMERA COMMUNICATIONS, INC.

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

      Intangibles Assets

      Intangible assets consist of acquired workforce and goodwill related to the Company's acquisition of MSI Communications, Inc. and are amortized on a straight-line basis over their estimated economic lives of three and ten years, respectively.

      Stock-based Compensation

      The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 or APB 25, "Accounting for Stock Issued to Employees," and its interpretations in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 or SFAS 123, "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to nonemployees is accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 or EITF 96-18, "Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and valued using the Black Scholes option pricing model.

      The Company amortizes stock based compensation arising from certain employee and non-employee stock option grants over the vesting periods of the related options, generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options.

      Shipping and Handling

      The Company adopted EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" in the year ended December 31, 2000. Shipping and handling fees charged to customers are included in net revenue and the related costs are included in cost of net revenue. The comparative period figures have been reclassified by $2,487,000, $1,740,000 and $994,000 for the years ended December 31, 2000, 1999 and 1998, respectively, to reflect the adoption of EITF 00-10.

      Advertising and Promotional Costs

      We expense advertising and promotional costs as they are incurred. Advertising expense for 2000, 1999, and 1998 was $247,000, $20,000, and $32,000,
respectively.

      Net Income Per Share/Unit

      Basic net income per share/unit is computed by dividing the net income for the period by the weighted average number of shares/units outstanding during the period. Diluted net income per share/unit is computed by dividing the net income for the period by the weighted average number of shares/units and equivalent shares/units outstanding

                           SOMERA COMMUNICATIONS, INC.

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

                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                         2000       1999        1998
                                                                       -------     -------     -------
         Numerator
               Net income ........................................     $24,491     $40,234     $19,181
                                                                       -------     -------     -------
         Denominator
               Weighted average shares/units--basic ..............      47,928      39,408      38,063
               Dilutive effect of options and warrants to purchase
                 shares/units and escrow shares ..................         401          76          --
                                                                       -------     -------     -------
         Weighted average shares/units--diluted ..................      48,329      39,484      38,063
                                                                       -------     -------     -------
         Net income per share/unit--basic ........................     $  0.51     $  1.02     $  0.50
                                                                       =======     =======     =======
         Net income per share/unit--diluted ......................     $  0.51     $  1.02     $  0.50
                                                                       =======     =======     =======

      For the year ended December 31, 2000, 404,478 and 288,913 shares of common stock were excluded from the basic and fully diluted calculations of net income, respectively. These shares are considered contingent as they were issued in connection with the MSI acquisition and held in escrow until certain contingencies are resolved. In addition, for the years ended December 31, 2000 and 1999, options to purchase 182,750 and 2,432,250 shares of common stock were excluded from the fully diluted calculation as their effect would be anti-dilutive.

      Comprehensive Income

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 or SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. There was no difference between the Company's net income and its total comprehensive income for the years ended December 31, 2000, 1999, and 1998.

      Reclassifications

      Certain financial statement items have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported net earnings.

Recent Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25"). This interpretation clarifies the definition of employee for purposes of applying APB 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition,

                           SOMERA COMMUNICATIONS, INC.

presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB 101 for all periods presented.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. This statement, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and the implementation of SFAS 133 did not have a significant impact on its financial position or results of operations.

Note 3 - Acquisition of MSI Communications, Inc.

      On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. (MSI), a data networking equipment and services company, for $10.8 million in cash including acquisition costs, and 693,391 shares of common stock issued to an escrow account. The shares will be released from escrow based on certain contingencies. As of December 31, 2000, 288,913 shares valued at $2.5 million are expected to be released from escrow and are included in the allocated purchase price. The remaining 404,478 shares will be released from escrow and increase the purchase price resulting in an increase in goodwill or be returned to the Company. 115,565 shares will be released from escrow in equal installments based on the achievement of employee retention milestones to be determined as of December 31, 2001 and 2002. 288,913 shares will be released from escrow in equal installments based on the achievement of certain financial performance milestones for each of the years ended December 31, 2001 and 2002. This acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition.

      The purchase price was allocated to the net tangible and indentifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net indentifiable assets was allocated to goodwill. The purchase price was allocated as follows (in thousands):

      Current assets ..............................          $  3,317
      Property and equipment, net .................               187
      Deferred tax assets ..........................              898
      Assumed liabilities .........................            (3,453)
      Acquired workforce ..........................               690
      Goodwill ....................................            11,693
                                                             --------

      Total purchase price ........................          $ 13,332
                                                             ========

      The amortization of acquired workforce and goodwill is being computed over three and ten years, respectively, on a straight-line basis.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and MSI as if the acquisition had occurred January 1, 1999.

                                                        Year Ended December 31,
                                                        ------------------------
      (in thousands except for per share data)             2000            1999
                                                           ----            ----

      Net revenue                                      $221,403       $139,826
      Net income                                       $ 23,189       $ 38,861
      Net income per share - basic                     $   0.48       $   0.99
      Net income per share - diluted                   $   0.48       $   0.98

                           SOMERA COMMUNICATIONS, INC.

      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the reversal of a one-time acquisition related compensation charge and amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the results of operations which actually would have occurred had the combination been in effect on January 1, 1999, or of future results of operations of the consolidated entities.

Note 4--Balance Sheet Accounts (in thousands):

      Property and Equipment, Net

                                                              December 31,
                                                         --------------------
                                                           2000         1999
                                                         -------      -------

      Computer and telephone equipment .............     $ 7,335      $ 1,505
      Office equipment and furniture ...............         366          213
      Warehouse equipment ..........................         642          161
      Leasehold improvements .......................         510          181
                                                         -------      -------
                                                           8,853        2,060
      Less accumulated depreciation and amortization      (1,745)        (555)
                                                         -------      -------
                                                         $ 7,108      $ 1,505
                                                         =======      =======

      Depreciation and amortization expense for the years ended December 31, 2000, 1999, and 1998 amounted to $713,000, $401,000, and $137,000, respectively.

      Property and equipment includes $258,000 and $765,000 under capital leases at December 31, 2000 and 1999, with related accumulated depreciation of $95,000 and $98,000 respectively.

      Intangible Assets
                                                              December 31,
                                                         --------------------
                                                           2000         1999
                                                         -------       ------

      Acquired workforce .............................. $    690      $    --
      Goodwill ........................................   11,893           --
                                                        --------      -------
                                                          12,383           --
      Accumulated amortization ........................     (302)          --
                                                        --------      -------
      Intangible assets, net .......................... $ 12,081      $    --
                                                        --------      -------


Note 5--Long-Term Debt:

      In 1998, the Company had notes payable to related parties representing amounts payable to two of the Company's members totaling $619,000 at December 31, 1998. Also included in notes payable to related parties as of December 31, 1998 was an amount of $1,000,000 issued in March 1998 to an outside partnership, of which a member is a general partner. Notes payable bore interest at rates varying between 8% and 13% per annum. All of the notes were repaid in September 1999.

      On January 12, 1999, the Company replaced its then existing $2,500,000 credit facility with a new revolving line of credit with the same bank. The facility included a fixed amount of $2,000,000 plus an amount based on a percentage of eligible accounts receivable and inventory with a maximum amount of $17,000,000 available.

      On August 31, 1999, the Company entered into an agreement under which a syndicate of banks, led by Fleet National Bank provided a $50,000,000 term loan and $15,000,000 revolving loan facility, which replaced the previous facility. Proceeds, net of issuance costs of approximately $1,100,000, from the term loan were $48,900,000. The issuance costs were capitalized and were being amortized to interest expense over the term of the loan using the effective interest method. The term loan and balance outstanding on the revolving loan facility were repaid in November 1999 using a portion of the proceeds from the initial public offering. As a result, the Company wrote off the balance of the capitalized issuance costs.

Note 6--Commitments:

      The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to five years. Rent expense, net of sublease income, for the years ended December 31, 2000, 1999, and 1998 was $1,101,000, $579,000, and $297,000, respectively.

                           SOMERA COMMUNICATIONS, INC.

      Future minimum lease payments, net of sublease proceeds, under non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

                                         Operating
                                           Leases
                                           ------
      2001 .......................         $2,099
      2002 .......................          2,043
      2003 .......................          1,890
      2004 .......................          1,163
      2005 .......................            584
                                           ------
      Total minimum lease payments         $7,779
                                           ======

      Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes. The Company is also exposed to credit risk in the event of default of the sublessee, because the Company is still liable to meet its obligations under the terms of the original lease agreement.

      In March 2001, the balance of approximately $180,000 due on two capital leases was settled in cash. As a result, the amount due under these leases has been presented as a current liability.

Note 7--Stockholders' Equity/Members' Deficit:

      Somera's capital included two classes of units--Class A and Class B. At December 31, 1998 there were 23,993,000 Class A units and 14,070,000 Class B units outstanding. Each unit represented the members' proportionate allocation of net income or net loss.

      On July 23, 1998, the Company authorized the issuance and sale of an aggregate of 14,070,000 Class B units, which represented approximately 37.0% of the then outstanding units. Consideration of $51,750,000 was received in cash for the sale of these units. The Company then authorized the repurchase of an aggregate of 12,821,000 Class A units and an aggregate of 1,249,000 Class B units for an aggregate amount of $51,750,000. Each of the remaining 2,501,000 Class B units were exchanged for one Class A unit.

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

                           SOMERA COMMUNICATIONS, INC.

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

      Initial Public Offering

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

      Issuance of Common Shares on Acquisition

      In October 2000, Somera, Inc. completed its acquisition of MSI Communications, Inc., issuing 693,391 shares of common stock into an escrow account. Pursuant to the purchase agreement, the shares shall be released from escrow upon meeting of various milestones. The milestones include certain levels of gross profit and continuing employment of certain employees. Those shares deemed likely to be released beyond a reasonable doubt are included in shares outstanding. At December 31, 2000, 288,913 shares in escrow are included in common stock outstanding.

      Warrants

      In May 1999, warrants exercisable into 95,155 Class A units were issued in consideration for recruitment services. The warrants became fully exercisable upon completion of the Company's initial public offering. The warrants are exercisable at $7.57 per share and have a two year term. The fair value of the warrants of approximately $193,000 has been recorded as an expense in 1999. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 5.58% and a term of two years. In May 2000, the warrants were exercised in a cash-less transaction resulting in the issuance of 26,634 shares.

      In July 1999, the Company issued warrants to purchase 112,500 shares of common stock in exchange for services. The warrants were immediately vested. The fair value of the warrants of approximately $337,000 has been recorded as an expense in 1999. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 5.65% and a term of two years.

      Option Plans

      In May 1999 the Company adopted the 1999 unit option plan (the "Unit Plan") under which 2,003,000 Class A units were reserved for issuance of stock options to employees, directors, or consultants under terms and provisions established by the Board of Managers. On October 19, 1999 the Board of Managers increased the number of units

                           SOMERA COMMUNICATIONS, INC.

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

      In July 1999, the Company issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000, which is being amortized over the vesting period of the underlying options of four years. Amortization expense associated with unearned stock-based compensation totaled $367,000 and $244,000 for the years ended December 31, 2000 and 1999.

      Activity under the Plan is set forth below:

                                                                       Weighted
                                                                        Average
                                              Available                Exercise
                                              For Grant      Shares      Price
                                              ---------      ------      -----
Shares reserved at plan inception .......      6,750,000
   Options assumed from Unit Plan .......     (2,943,343)   2,943,343   $ 9.53
   Options granted ......................       (150,000)     150,000    11.00
                                              ----------    ---------   ------
Balances, December 31, 1999 .............      3,656,657    3,093,343   $ 9.60
                                              ----------    ---------   ------
   Options granted ......................     (2,683,500)   2,683,500   $10.90
   Options canceled .....................        237,520     (237,520)   11.26
                                              ----------    ---------   ------
Balances, December 31, 2000 .............      1,210,677    5,539,323   $10.16
                                              ==========    =========   ======

      At December 31, 2000, 976,823 options outstanding were exercisable.

      During 1999, options to purchase 830,000 shares of the Company's common stock, with a weighted average exercise price of $8.50 per share and a weighted average fair value of $3.05 per share, were granted with exercise prices below the estimated market value at the date of grant.

      During 2000 and 1999, options to purchase 2,683,500 and 2,263,343 shares of the Company's common stock, with a weighted average exercise price of $10.90 and $10.00 per share and a weighted average fair value of $4.82 and $2.54 per share, respectively, were granted with exercise prices equal to the estimated market value at the date of grant.

      The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                                   Options Outstanding                           Options Exercisable
             --------------------------------------------------------------     ---------------------
                                                  Weighted
                                                   Average        Weighted                   Weighted
                                                  Remaining        Average                    Average
                                    Number       Contractual      Exercise        Number     Exercise
             Exercise Price      Outstanding    Life in Years       Price       Exercisable    Price
             --------------      -----------    -------------       -----       -----------    -----
             $7.57 - $8.50        1,490,093          8.46          $  8.09        555,246      $ 8.06
            $10.75 - $13.50       4,049,230          9.44            10.92        421,577       11.00
                                  ---------          ----          -------        -------      ------
                                  5,539,323          9.17          $ 10.16        976,823      $ 9.33
                                  =========          ====          =======        =======      ======

                           SOMERA COMMUNICATIONS, INC.

1999 Director Option Plan

      In September 1999, the Company adopted the 1999 Director Option Plan (the "Director Plan"), which provides for the grant of non-statutory stock options to non-employee directors. The Director Plan has a term of ten years. A total of 300,000 shares of the Company's common stock, plus an annual increase equal to the number of shares needed to restore the number of shares of common stock that are available for grant under the Director Plan to 300,000 shares, have been reserved for issuance under the Director Plan. As of December 31, 2000, no options have been granted under the Director Plan.

      Employee Stock Purchase Plan

      In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "ESPP"), which provides eligible employees with an opportunity to purchase the Company's common stock at a discount through accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, which ever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the ESPP. In August 2000, 36,718 shares were issued under the ESPP generating contributions of $353,000. The weighted average estimated fair value of the ESPP awards issued during fiscal 2000 was $3.01 per share.

      Pro-forma Stock-based Compensation

      The Company has adopted the disclosure-only provisions of SFAS 123 for option grants to employees. Had compensation cost been determined based on the fair value at the grant date for the awards in 1999 and 2000 consistent with the provisions of SFAS 123, the Company's net income for 1999 and 2000 would have been as follows (in thousands, except per share data):

                                                       Year Ended    Year Ended
                                                      December 31,  December 31,
                                                          2000          1999
                                                          ----          ----
     Net income--as reported ......................   $   24,491   $   40,234
     Net income--as adjusted ......................   $   19,088   $   38,862
     Net income per share--basic as reported ......   $     0.51   $     1.02
     Net income per share--basic as adjusted ......   $     0.40   $     0.99
     Net income per share--diluted as reported ....   $     0.51   $     1.02
     Net income per share--diluted as adjusted ....   $     0.39   $     0.98

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                                                  Employee Stock Option Plan        Employee Stock Purchase Plan
                                                  --------------------------        ----------------------------
                                                    2000             1999                       2000
                                                    ----             ----                       ----
      Risk-free interest rate .........             5.88%            5.61%                      6.13%
      Expected life (in years) ........                5                5                       0.50
      Dividend yield ..................                0%               0%                         0%
      Expected volatility .............               40%               0%                        40%

The Company has used a volatility factor of 0% for options granted while it was a private company. The determination of fair value of all options granted subsequent to the Company's initial public offering included an expected volatility factor of 40% in addition to the factors described in the preceding paragraph. Accordingly, the above results may not be representative of future periods. All options outstanding at December 31, 1999 were granted prior to the completion of the Company's initial public offering.

                           SOMERA COMMUNICATIONS, INC.

Note 8--401(k) Savings Plan:

      In February 1998, the Company adopted a 401(k) Savings Plan (the "Savings Plan") which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual IRS limitation for any plan year ($10,500 in 2000). The Company matches 25% of employee contributions for all employees who receive less than 50% of their total compensation in the form of commissions. The Company made matching contributions of $55,000, $24,000 and $15,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Note 9--Loans to Officers:

      On July 12, 1999 the Company entered into a mortgage loan agreement under which it advanced $600,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced will be forgiven as to $50,000 on each of the first four anniversaries of the note and $100,000 on each of the fifth through eighth anniversaries. The loan can be forgiven in full in the event that the officer's employment is either terminated without cause or is constructively terminated within 12 months of a change in control of the Company. If the officer's employment with the Company ceases for any other reason, including death or disability, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer's employment ceasing and ranges from six to eighteen months from the date of termination of employment.

      On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan had an original term of six months, is interest free and is collateralized by the principal residence of the officer. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer. The new loan is interest free and payable in October 2001. The due date of the remaining loan principal, excluding the new loan and the amount to be forgiven, was extended to October 19, 2001.

      As a result of the above, the Company recorded compensation charges of $75,000 and $37,000, equal to the total amounts forgiven in 2000 and 1999. The amounts scheduled to be repaid or forgiven during the year ended December 31, 2001 have been included in other current assets.

Note 10--Income Taxes:

      The provision for (benefit from) income taxes for the years ended December 31, 2000 and 1999 consist of the following (in thousands):

                                                                       December 31,    December 31,
                                                                       ------------    ------------
                                                                           2000             1999
                                                                           ----             ----
      Current:
            Federal .................................................    $ 13,969        $  1,071
            State ...................................................       3,822             252
                                                                         --------        --------
                                                                           17,791           1,323
                                                                         --------        --------
      Deferred:
            Federal--tax effects of incorporating flow-through entity          --        $(16,730)
            State--tax effects of incorporating flow-through entity .          --          (2,789)
            Federal--post incorporation .............................         (59)            667
            State--post incorporation ...............................           5             126
                                                                         --------        --------
                                                                              (54)        (18,726)
                                                                         --------        --------
                                                                         $ 17,737        $(17,403)
                                                                         ========        ========

                           SOMERA COMMUNICATIONS, INC.

      As a limited liability company, Somera was not subject to federal or state income taxes prior to November 12, 1999. Concurrent with the assumption by Somera, Inc. of the assets liabilities and operations of Somera, a deferred tax asset of $19,018,000, arising from the difference in the tax and book basis of Somera's net assets, was recorded in net income on November 12, 1999.

      The net deferred tax asset as of December 31, 2000 and 1999 comprised of the following (in thousands):

                                                                                 December 31,  December 31,
                                                                                 ------------  ------------
                                                                                     2000         1999
                                                                                     ----         ----
      Deferred tax asset (liability):
            Property and equipment ............................................    $   (178)    $     (7)
            Reserves and accruals .............................................       2.558          961
            Difference in tax and book basis of net assets upon conversion, net      16,889       17,772
            Net operating loss carryforward ...................................         671           --
            Intangible assets .................................................        (262)          --
                                                                                   --------     --------
                 Total deferred tax asset .....................................      19,678       18,726
            Valuation allowance ...............................................          --           --
                                                                                   --------     --------
                 Net deferred tax asset .......................................    $ 19,678     $ 18,726
                                                                                   ========     ========

      A reconciliation of the actual income tax rate to the federal statutory rate follows:

                                                                         December 31,    December 31,
                                                                         ------------    ------------
                                                                             2000            1999
                                                                             ----            ----
      Tax at federal statutory rate ................................         35.00%          34.00%
      State taxes (net of federal tax benefit) .....................          6.11%           7.89%
      Difference in tax and book basis of net assets upon conversion            --          (512.85)%
      Other ........................................................          0.89%           1.67%
                                                                             -----          -------
      Effective tax rate ...........................................         42.00%         (469.29)%
                                                                             =====          =======

      There was no foreign component of earnings before taxes for the years ended December 31, 2000 and 1999.

Note 11--Geographic Information:

      The Company has adopted Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The Company markets products and related services to customers in the United States, Canada, Europe, Asia, and Latin America.

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

      The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                           SOMERA COMMUNICATIONS, INC.

                                             New    De-installed   Total
                                             ---    ------------   -----
      Year ended December 31, 1998
            Revenue ...................    $17,333    $ 55,847    $ 73,180
                                           -------    --------    --------
            Gross profit ..............    $ 3,341    $ 25,713    $ 29,054
                                           -------    --------    --------
      Year ended December 31, 1999
            Revenue ...................    $44,316    $ 82,545    $126,861
                                           -------    --------    --------
            Gross profit ..............    $ 7,410    $ 36,690    $ 44,100
                                           -------    --------    --------
      Year ended December 31, 2000
            Revenue ...................    $90,713    $120,479    $211,192
                                           -------    --------    --------
            Gross profit ..............    $16,913    $ 59,661    $ 76,574
                                           -------    --------    --------

      Net revenue information by geographic area is as follows (in thousands):

                                                                Net Revenue
                                                                -----------
      Year ended December 31, 1998:
            United States ..............................          $ 58,756
            Canada .....................................               907
            Latin America ..............................            13,231
            Other ......................................               286
                                                                  --------
                 Total .................................          $ 73,180
                                                                  ========
      Year ended December 31, 1999:
            United States ..............................          $113,065
            Canada .....................................             4,058
            Latin America ..............................             7,662
            Other ......................................             2,076
                                                                  --------
                 Total .................................          $126,861
                                                                  ========
      Year ended December 31, 2000:
            United States ..............................          $194,663
            Canada .....................................             6,415
            Latin America ..............................             6,640
            Other ......................................             3,474
                                                                  --------
                 Total .................................          $211,192
                                                                  ========

      Substantially all long lived assets are maintained in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the information relating to the directors of the Registrant and compliance with Section 16(a) of the Exchange Act that is contained in the Proxy Statement relating the Company's 2001 Annual Meeting of Stockholders scheduled to be held on May 23, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000.

      The information required by this Item relating to the executive officers is contained in Item 1 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information relating to executive compensation that is contained in the Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders scheduled to be held on May 23, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information relating to security ownership of certain beneficial owners and management that is contained in the Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders scheduled to be held on May 23, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the information relating to certain related party transactions that is contained in the Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders scheduled to be held on May 23, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1. Financial Statements and Financial Statement Schedules.

      2. List of Financial Statement Schedules.

                  II. Valuation and Qualifying Accounts and Reserves

      3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report

Exhibit
Number                            Exhibit Title
------                            -------------

3.1* Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2*      Bylaws of Somera Communications, Inc., as currently in effect.

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

10.7* Employment Agreement between Somera Communications and Jeffrey Miller, dated May 6, 1999.

10.8* Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

10.9* Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10* First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11* Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12* Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13 Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14* Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15 Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16 Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17 Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18** Stock Purchase Agreement, dated October 16, 2000 between the Company and MSI Communications, Inc.

10.19 Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV

10.20 Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21 First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.22 Employment Agreement between Somera Communications and Glenn Berger, dated October 8, 1999.

23.1      Consent of PricewaterhouseCoopers LLP, independent accountants.

 * Incorporated by reference to the Company's Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
** Incorporated by reference to the Company's Report on Form 8-K, filed on October 27, 2000.

(b)   Reports on Form 8-K.

      The Company filed a Form 8-K on March 24, 2000 relating to announcement of a new contract.

      The Company filed a Form 8-K on October 27, 2000 announcing its acquisition of MSI Communications, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2001.

                                            Somera Communications, Inc.


                                            By:     /S/ DANIEL A. FIRESTONE
                                                       (Daniel A. Firestone
                                                     Chief Executive Officer)

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 29, 2001:


            Signature                                 Title
            ---------                                 -----

                                          President, Chief Executive Officer
     /S/ DANIEL A. FIRESTONE              and Chairman of the Board
--------------------------------          (Principal Executive Officer)
      (Daniel A. Firestone)



         /S/ GARY J. OWEN                 Chief Financial Officer and Assistant
--------------------------------          Secretary (Principal Financial and
         (Gary J. Owen)                   Accounting Officer)


           /S/ GIL VARON                  Director
--------------------------------
           (Gil Varon)


      /S/ WALTER G. KORTSCHAK             Director
--------------------------------
      (Walter G. Kortschak)


        /S/ PETER Y. CHUNG                Director
--------------------------------
        (Peter Y. Chung)


         /S/ BARRY PHELPS                 Director
--------------------------------
         (Barry Phelps)

                                  Valuation and Qualifying Accounts and Reserves
                                  ----------------------------------------------

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                        Additions
                                                      Balance at        Charged to
                                                     Beginning of       Costs and                       Balance at
                                                        Period           Expenses       Deductions    End of Period
                                                     ------------       ----------      ----------    -------------
Year ended December 31, 1998
 Allowance for sales returns......................            $150          $  424          $  289          $  285
 Allowance for doubtful accounts..................             197             201             149             249
 Allowance for excess and obsolete inventory......              45             634             622              57
Year ended December 31, 1999
 Allowance for sales returns......................            $285          $  670          $  485          $  470
 Allowance for doubtful accounts..................             249             578              91             736
 Allowance for excess and obsolete inventory......              57           1,258             673             642
Year ended December 31, 2000
 Allowance for sales returns......................            $470          $3,380          $3,118          $  732
 Allowance for doubtful accounts..................             736           1,778           1,184           1,330
 Allowance for excess and obsolete inventory......             642           3,062           1,541           2,163