Form 10-Q
period 2001-03-31
SOMERA COMMUNICATIONS INC
filed 2001-05-14
CIK 1094243

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2001

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      Class                       Outstanding at May 14, 2001
          Common Stock, $0.001 par value                    48,644,607

                          SOMERA COMMUNICATIONS, INC.

                                     INDEX

PART I                                            FINANCIAL INFORMATION
Item 1.      Financial Statements
             Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 (unaudited)
             Consolidated Statements of Operations and Comprehensive Income for the Three Month Periods
             Ended March 31, 2001 and 2000 (unaudited)
             Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2001 and
             2000 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.      Quantitative and Qualitative Disclosure about Market Risk

PART II                                             OTHER INFORMATION
Item 1.      Legal Proceedings
Item 2.      Use of Proceeds
Item 3.      Defaults Upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K

PART I            FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          SOMERA COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                            Mar. 31,     Dec. 31,
                                                                                              2001         2000
                                                                                           ----------   ----------
                                        ASSETS
                                        ------
Current assets:
     Cash and cash equivalents........................................................     $  41,996    $  33,266
     Accounts receivable, (net of allowance for doubtful accounts of $1,235 and
        $1,330 at March 31, 2001 and December 31, 2000 )..............................        30,387       38,288
     Inventories, net.................................................................        28,818       29,716
     Deferred tax asset, current portion..............................................         3,778        3,778
     Other current assets.............................................................         2,236        2,540
                                                                                           ---------    ---------
          Total current assets........................................................       107,215      107,588
Property and equipment, net...........................................................         8,877        7,108
Deferred tax asset, net of current portion............................................        15,594       15,900
Intangible assets.....................................................................        11,732       12,081
Other assets..........................................................................           871          895
                                                                                           ---------    ---------
          Total assets................................................................     $ 144,289    $ 143,572
                                                                                           =========    =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
     Accounts payable.................................................................     $  22,280    $  24,145
     Accrued compensation.............................................................         1,492        2,523
     Other accrued liabilities........................................................         2,104        2,227
     Capital lease obligations, current portion.......................................            --          180
     Income taxes payable.............................................................         1,120           --
                                                                                           ---------    ---------
          Total current liabilities...................................................        26,996       29,075
                                                                                           ---------    ---------

Stockholders' equity:
     Common stock.....................................................................            48           48
     Additional paid in capital.......................................................        69,537       69,272
     Retained earnings................................................................        47,869       45,396
     Accumulated other comprehensive income...........................................            11           --
     Unearned stock-based compensation................................................          (172)        (219)
                                                                                           ---------    ---------
          Total stockholders' equity..................................................       117,293      114,497
                                                                                           ---------    ---------
          Total liabilities and stockholders' equity..................................     $ 144,289    $ 143,572
                                                                                           =========    =========

      The accompanying notes are an integral part of these consolidated financial statements.

                          SOMERA COMMUNICATIONS, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2001             2000
                                                                            -----------       ----------
           Net revenue...................................................     $ 47,809         $ 40,626
           Cost of net revenue...........................................       32,475           25,296
                                                                              --------         --------
                     Gross profit........................................       15,334           15,330
           Operating expenses:
                Sales and marketing......................................        5,064            4,246
                General and administrative...............................        5,784            2,889
                Reorganization charges...................................          352               --
                Amortization of intangible assets........................          350               --
                                                                              --------         --------
                     Total operating expenses............................       11,550            7,135
                                                                              --------         --------
           Income from operations........................................        3,784            8,195
           Interest income, net..........................................          507              662
                                                                              --------         --------
           Income before income taxes....................................        4,291            8,857
           Income tax provision..........................................        1,818            3,762
                                                                              --------         --------
           Net income....................................................        2,473            5,095
           Other comprehensive income, net of tax:
                Foreign currency translation adjustment..................           11               --
                                                                              --------         --------
           Comprehensive income..........................................     $  2,484         $  5,095
                                                                              ========         ========

           Net income per share--basic...................................     $   0.05         $   0.11
                                                                              ========         ========
           Weighted average shares--basic................................       48,215           47,838
                                                                              ========         ========
           Net income per share--diluted.................................     $   0.05         $   0.11
                                                                              ========         ========
           Weighted average shares--diluted..............................       48,376           48,475
                                                                              ========         ========

       The accompanying notes are an integral part of these consolidated financial statements.

                          SOMERA COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                 Three months Ended March 31,
                                                                                 ----------------------------
                                                                                      2001           2000
                                                                                 -------------  -------------
Cash flows from operating activities:
     Net income................................................................    $    2,473   $    5,095
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization........................................           984          142
          Provision for doubtful accounts......................................            --          326
          Provision for excess and obsolete inventories........................           452          462
          Deferred tax benefit.................................................           306          750
          Amortization of stock-based compensation.............................            47          122
          Forgiveness of loans to officers.....................................            19           19
          Changes in operating assets and liabilities:
               Accounts receivable.............................................         7,901       (2,437)
               Inventories.....................................................           446         (526)
               Other current assets............................................           304       (6,233)
               Accounts payable................................................        (1,865)      (9,350)
               Accrued compensation............................................        (1,031)        (426)
               Other accrued liabilities.......................................          (123)      (1,114)
               Income taxes payable............................................         1,120        2,219
                                                                                   ----------   ----------
                    Net cash provided by (used in) operating activities........        11,033      (10,951)
                                                                                   ----------   ----------
Cash flows from investing activities:
     Acquisition of property and equipment.....................................        (2,404)        (145)
     Decrease in other assets..................................................             5           --
                                                                                   ----------   ----------
                    Net cash used in investing activities......................        (2,399)        (145)
                                                                                   ----------   ----------
Cash flows from financing activities:
     Payments of capital leases................................................          (180)        (830)
     Proceeds from employee stock purchase plan................................           265           --
                                                                                   ----------   ----------
                    Net cash provided by (used in) financing activities........            85         (830)
                                                                                   ----------   ----------
Effect of foreign currency translation on cash.................................            11           --
                                                                                   ----------   ----------
Net increase (decrease) in cash and cash equivalents...........................         8,730      (11,926)
Cash and cash equivalents, beginning of period.................................        33,266       54,492
                                                                                   ----------   ----------
Cash and cash equivalents, end of period.......................................    $   41,996   $   42,566
                                                                                   ==========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                          SOMERA COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Formation and Business of the Company and Basis of Presentation:

     Somera Communications, Inc. ("Somera, Inc." or the "Company") was formed in August 1999 and is incorporated under the laws of the State of Delaware. Prior to the effectiveness of its initial public offering in November 1999, the Company operated as a limited liability company since its founding in 1995. The Company is a provider of telecommunications infrastructure equipment (both new and de-installed) and services to telecommunications carriers.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 2000 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

     These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior period balances
have been reclassified to conform to current period presentation.   These
reclassifications had no effect on previously reported earnings or financial condition.

Note 2 - Acquisition of MSI Communications, Inc.

     On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. (MSI), a data networking equipment and services company, for $10.8 million in cash including acquisition costs, and 693,391 shares of common stock issued to an escrow account. The shares will be released from escrow based on certain contingencies. As of March 31, 2001, 288,913 shares are expected to be released from escrow and are included in the allocated purchase price. The remaining 404,478 shares will be released from escrow and increase the purchase price resulting in an increase in goodwill or be returned to the Company as follows: 115,565 shares may be released from escrow in equal installments based on the achievement of employee retention milestones to be determined as of December 31, 2001 and 2002; and 288,913 shares may be released from escrow in equal installments based on the achievement of certain financial performance milestones for each of the years ended December 31, 2001 and 2002. This acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition.

     The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The amortization of acquired workforce and goodwill is being computed over three and ten years, respectively, on a straight-line basis.

Note 3--Recent Accounting Pronouncements:

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

Note 4--Basic and Diluted Net Income per Share:

     Basic net income per share is computed by dividing the net income for the period by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net income per share computation to the extent such shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share data):

                                                                           Three Months Ended Mar. 31,
                                                                          ------------------------------
                                                                            2001                  2000
                                                                          -------               -------
     Numerator
        Net income.....................................................   $ 2,473               $ 5,095
                                                                          -------               -------
     Denominator
        Weighted average shares--basic.................................    48,215                47,838
        Dilutive effect of options and warrants to
            purchase shares and escrow shares..........................       161                   637
                                                                          -------               -------
     Weighted average shares--diluted  ................................    48,376                48,475
                                                                          -------               -------
     Net income per share--basic.......................................   $  0.05               $  0.11
                                                                          =======               =======
     Net income per share--diluted.....................................   $  0.05               $  0.11
                                                                          =======               =======

     Options to purchase 5,044,333 and 31,250 shares of common stock have been excluded from the calculation of net income per share-diluted for the three-month periods ended March 31, 2001 and 2000, respectively, as their effect is anti-dilutive.

Note 5--Reorganization Charges:

     On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, the Company undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the existing workforce. The terminations were across the board and were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs. Approximately $156,000 of this total was unpaid and accrued as of March 31, 2001.

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

     The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):


                                              Three Months Ended Mar. 31,
                                              ---------------------------
                                                2001               2000
                                              -------            -------

     Net revenue:                             $26,665            $16,844
       New equipment                           21,144             23,782
       De-installed equipment                 -------            -------
                                              $47,809            $40,626
          Total                               =======            =======

     Gross profit:                            $ 5,573            $ 3,330
       New equipment                            9,761             12,000
       De-installed equipment                 -------            -------

          Total                               $15,334            $15,330
                                              =======            =======

     Net revenue information by geographic area is as follows (in thousands):

                                              Three Months Ended Mar. 31,
                                              ---------------------------
                                               2001                 2000
                                              -------             -------

     Net revenue:                             $44,864             $37,691
       United States                            1,052               1,725
       Canada                                   1,458               1,092
       Latin America                              435                 117
          Other                               -------             -------
                                              $47,809             $40,626
          Total                               =======             =======

     Substantially all long-lived assets are maintained in the United States.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below contain trend analysis and other forward-statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this Report. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

     We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing needs. We offer our customers a unique combination of new and de-installed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers' dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, technical support and other ancillary services under the umbrella of Somera OneSource Services. To date, we have not generated significant revenues from these services. Our innovative equipment and service offerings are delivered through our team of more than 150 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution infrastructure to provide our customers with rapidly deployable equipment solutions. Our customers include incumbent local exchange carriers, long distance carriers, wireless carriers, competitive local exchange carriers, and internet service providers. Incumbent local exchange carriers, or ILECs, provided local telephone service on an exclusive basis prior to deregulation. Since deregulation, competitive local exchange carriers, or CLECs, have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

     We purchase de-installed equipment primarily from telecommunications carriers, many of whom are also our customers. We purchase the new equipment we sell primarily from OEMs and distributors. By using our proprietary relationship management database to track carriers' de-installed base of equipment and planned equipment purchases, we are able to offer our customers a broad range of equipment. We generally have not entered into long-term contracts or distribution arrangements with our suppliers, and if we fail to develop and maintain our relationships with our suppliers, our business will suffer.

     Substantially all of our equipment sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of products without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provisions for returns and warranty obligations, where significant, when we ship equipment to our customers, provided that there are no significant post-delivery obligations.

     The market for telecommunications equipment is characterized by intense competition. We believe that our ability to remain competitive depends on enhancing the existing service levels we provide to our customers, acquiring access to a broader selection of equipment, developing new customer relationships and expanding our existing customer penetration levels.

Results of Operations

     The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

                                                                              Three Months Ended Mar. 31,
                                                                              ---------------------------
                                                                               2001                 2000
                                                                              ------               ------
     Net revenue..........................................................    100.0%               100.0%
     Cost of net revenue..................................................     67.9                 62.3
                                                                              -----                -----
     Gross profit.........................................................     32.1                 37.7
                                                                              -----                -----
     Operating expenses:
       Sales and marketing................................................     10.6                 10.5
       General and administrative.........................................     12.1                  7.0
       Reorganization costs...............................................      0.8                   --
       Amortization of intangible assets..................................      0.7                   --
                                                                              -----                -----
          Total operating expenses........................................     24.2                 17.5
                                                                              -----                -----
     Income from operations...............................................      7.9                 20.2
     Interest income, net.................................................      1.1                  1.6
                                                                              -----                -----
     Income before income taxes...........................................      9.0                 21.8
     Income tax provision.................................................      3.8                  9.3
                                                                              -----                -----
     Net income...........................................................      5.2%                12.5%
                                                                              =====                =====

     Net Revenue. Substantially all of our net revenue consists of sales of new and de-installed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products. Net revenue increased to $47.8 million in the three months ended March 31, 2001 from $40.6 million in the comparable period in 2000. The increase in net revenue was driven by greater customer demand for our equipment in general rather than significant increases in the price of the products we sold. Net revenue attributable to new equipment sales increased to $26.7 million in the three months ended March 31, 2001 from $16.8 million in the comparable period in 2000. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. Net revenue attributable to de-installed equipment sales decreased to $21.1 million in the three months ended March 31, 2001 from $23.8 million in the comparable period in 2000. The decrease in net revenue attributable to de-installed equipment sales was due to reduced demand among our customers in connection with the build out and servicing of their existing networks, resulting from the general slowdown of the United States economy and in particular, the telecommunications industry. We believe net revenue attributable to new and de-installed equipment will vary from quarter to quarter as customers' demand for such equipment and services fluctuates.

     Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased to $32.5 million in the three months ended March 31, 2001 from $25.3 million in the comparable period in 2000. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of new equipment sales. Cost of net revenue attributable to new equipment sales increased to $21.1 million in the three months ended March 31, 2001 from $13.5 million in the comparable period in 2000. The increase in cost of net revenue attributable to new equipment was due primarily to increases in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. Cost of net revenue attributable to de-installed equipment sales decreased to $11.4 million in the three months ended March 31, 2001 from $11.8 million in the comparable period in 2000. The decrease in cost of net revenue attributable to de-installed equipment was due primarily to decreased volume of de-installed equipment sales. Gross profit as a percentage of net revenue, or gross margin, decreased to 32.1% in the three months ended March 31, 2001 from 37.7% in the comparable period in 2000. The decrease in gross margins was primarily due to an increase in the proportion of new equipment we sold, which generally has lower gross margins than de-installed equipment, as well as increased price pressure on de-installed equipment due to reduced level of network build-outs by carriers, resulting from the slowdown of the economy in 2001. Gross margin attributable to new equipment sales increased to 20.9% in the three months ended March 31, 2001 from 19.8% in the comparable period in 2000. The increase in gross margin attributable to new equipment sales was due primarily to our ability to leverage the increased volume of purchases in negotiating more favorable pricing from our suppliers. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to de-installed equipment sales decreased to 46.2% in the three months ended March 31, 2001 from 50.5% in the comparable period in 2000. The decrease in gross margin attributable to de-installed equipment sales was due primarily to increased price pressure on de-installed equipment. We believe that gross margins attributable to de-installed equipment sales may continue to fluctuate depending upon the mix of de-installed equipment we sell, our ability to make significant discounted purchases, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and the research development and launch of our business to business e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased to $5.1 million or 10.6% of net revenue in the three months ended March 31, 2001 from $4.2 million or 10.5% of net revenue in the comparable period in 2000. This increase was due to hiring of additional sales and procurement personnel since March 31, 2000 and intensified marketing and advertising activities. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales personnel and pay commissions consistent with increased gross profit, although such expenses may vary as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $5.8 million or 12.1% of net revenue in the three months ended March 31, 2001 from $2.9 million or 7.0% of net revenue in the comparable period in 2000. This increase was due primarily to the increase in employees relating to the expansion of our operations and associated facilities costs, and depreciation of e-commerce and other year 2000 capital additions. We expect that general and administrative expenses will increase in the future in absolute dollar terms as we expand our operations, although such expenses may vary as a percentage of net revenue.

     Reorganization Charges. On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, we undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the existing workforce. The terminations were across the board and were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs. Approximately $156,000 of this total was unpaid and accrued as of March 31, 2001.

     Amortization of Intangible Assets. Intangible assets consist of acquired workforce and goodwill related to the

Company's acquisition of MSI Communications, Inc. in October 2000 and are amortized on a straight-line basis over their estimated economic lives of three and ten years, respectively.

     Interest Income, Net. Interest income, net consists of investment earnings on cash and cash equivalent balances, offset by interest expense associated with debt obligations. Interest income, net for the three months ended March 31, 2001 decreased to $507,000 from $662,000 in the comparable period in 2000 primarily due to lower average cash and cash equivalent balances during 2001. We had no long-term debt outstanding as of March 31, 2001.

     Income Tax Provision. Income tax provision for the three months ended March 31, 2001 totaled $1.8 million, based on an effective tax rate of 42.4%, compared to $3.8 million in the comparable period in 2000 based on an effective tax rate of 42.5%.

Liquidity and Capital Resources

     Our cash and cash equivalents totaled $42.0 million at March 31, 2001. Cash and cash equivalents are highly liquid investments with original or remaining maturities of ninety days or less. At March 31, 2001, we had no long term debt and stockholders' equity was $117.3 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

     We generated net cash of $11.0 million in operating activities in the three months ended March 31, 2001, primarily as a result of collections on accounts receivable.

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

     Net cash used in investing activities in the three months ended March 31, 2001 was $2.4 million, primarily representing expenditures relating to the expansion of our facilities and our business-to-business e-commerce initiative. Net cash provided by financing activities for the three months ended March 31, 2001 was $85,000.

     We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Certain Factors That May Affect Future Operating Results

     You should carefully consider the risks described below. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to other information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, including our consolidated financial statements and related notes.

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

    . variations in customer purchasing patterns due to seasonality, economic conditions for telecommunications carriers and other factors;

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

     Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 39.5% of our net revenue in fiscal year 2000. In fiscal year 2000, Verizon Communications accounted for 11.3% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

     We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States accounted for 7.8% of our net revenue in fiscal 2000, and 10.9% of our net revenue in fiscal 1999.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     We currently do not hold any derivative instruments and do not engage in hedging activities. All of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of March 31, 2001, we had no long term debt outstanding.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could harm our business.

ITEM 2.   Use of Proceeds

     None.

ITEM 3.   Default Upon Senior Securities

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.


ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

   10.23 Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

     (b) Reports on Form 8-K.

         None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2001.

                                       Somera Communications, Inc.



                                       By:       /S/ Gary J. Owen

                                                     (Gary J. Owen

                                            Chief Financial Officer)