Form 10-Q
period 2001-06-30
SOMERA COMMUNICATIONS INC
filed 2001-08-13
CIK 1094243

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2001

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

               Class                            Outstanding at August 10, 2001
  Common Stock, $0.001 par value                          48,644,607

                          SOMERA COMMUNICATIONS, INC.

                                     INDEX


PART I                      FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 (unaudited)

                 Consolidated Statements of Operations and Comprehensive Income for the Three and Six Month Periods Ended June 30, 2001 and 2000 (unaudited)

                 Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2001 and 2000 (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I         FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          SOMERA COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                                                      June 30,     December 31,
                                                                                        2001          2000
                                                                                     -----------  -------------
                                        ASSETS
                                        ------
Current assets:
     Cash and cash equivalents......................................................   $  49,440     $  33,266
     Accounts receivable, (net of allowance for doubtful accounts of $1,306 and
        $1,330 at June 30, 2001 and December 31, 2000 ).............................      37,267        38,288
     Inventories - goods held for resale, net.......................................      19,904        29,716
     Deferred tax asset, current portion............................................       3,778         3,778
     Other current assets...........................................................       2,112         2,540
                                                                                       ---------     ---------
          Total current assets......................................................     112,501       107,588
Property and equipment, net.........................................................       9,310         7,108
Deferred tax asset, net of current portion..........................................      15,288        15,900
Intangible assets...................................................................      11,382        12,081
Other assets........................................................................       1,119           895
                                                                                       ---------     ---------
          Total assets..............................................................   $ 149,600     $ 143,572
                                                                                       =========     =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
     Accounts payable...............................................................   $  20,640     $  24,145
     Accrued compensation...........................................................       1,689         2,523
     Other accrued liabilities......................................................       1,780         2,227
     Capital lease obligations, current portion.....................................          --           180
     Income taxes payable...........................................................       3,821            --
                                                                                       ---------     ---------
          Total current liabilities.................................................      27,930        29,075
                                                                                       ---------     ---------


Stockholders' equity:
     Common stock...................................................................          48            48
     Additional paid in capital.....................................................      69,537        69,272
     Retained earnings..............................................................      52,198        45,396
     Accumulated other comprehensive income.........................................          19            --
     Unearned stock-based compensation..............................................        (132)         (219)
                                                                                       ---------     ---------
          Total stockholders' equity................................................     121,670       114,497
                                                                                       ---------     ---------
          Total liabilities and stockholders' equity................................   $ 149,600     $ 143,572
                                                                                       =========     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                          SOMERA COMMUNICATIONS, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                         2001            2000           2001          2000
                                                         ----            ----           ----          ----
Net revenue ........................................   $ 60,103       $ 52,315        $107,912      $ 92,941
Cost of net revenue ................................     41,747         33,442          74,222        58,738
                                                       --------       --------        --------      --------
          Gross profit .............................     18,356         18,873          33,690        34,203
Operating expenses:
     Sales and marketing ...........................      5,615          5,028          10,679         9,274
     General and administrative ....................      5,322          3,663          11,106         6,552
     Reorganization charges ........................         --             --             352            --
     Amortization of intangible assets .............        350             --             700            --
                                                       --------       --------        --------      --------
          Total operating expenses .................     11,287          8,691          22,837        15,826
                                                       --------       --------        --------      --------
Income from operations .............................      7,069         10,182          10,853        18,377
Interest income, net ...............................        470            602             977         1,264
                                                       --------       --------        --------      --------
Income before income taxes .........................      7,539         10,784          11,830        19,641
Income tax provision ...............................      3,210          4,556           5,028         8,318
                                                       --------       --------        --------      --------
Net income .........................................      4,329          6,228           6,802        11,323
Other comprehensive income, net of tax:
     Foreign currency translation adjustment .......          8             --              19            --
                                                       --------       --------        --------      --------
Comprehensive income ...............................   $  4,337       $  6,228        $  6,821      $ 11,323
                                                       ========       ========        ========      ========

Net income per share--basic ........................   $   0.09       $   0.13        $   0.14      $   0.24
                                                       ========       ========        ========      ========
Weighted average shares--basic .....................     48,240         47,848          48,225        47,843
                                                       ========       ========        ========      ========

Net income per share--diluted ......................   $   0.09       $   0.13        $   0.14      $   0.23
                                                       ========       ========        ========      ========
Weighted average shares--diluted ...................     48,358         48,165          48,345        48,337
                                                       ========       ========        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          SOMERA COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Six months Ended June 30,
                                                                              -------------------------
                                                                                 2001           2000
                                                                                 ----           ----
Cash flows from operating activities:
     Net income..............................................................   $  6,802    $ 11,323
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization......................................      2,317         291
          Provision for doubtful accounts....................................        100       1,080
          Provision for excess and obsolete inventories......................        954       1,518
          Deferred tax benefit...............................................        612         612
          Amortization of stock-based compensation...........................         87         244
          Forgiveness of loans to officers...................................         41          38
          Changes in operating assets and liabilities:
               Accounts receivable...........................................        921      (8,796)
               Inventories...................................................      8,858     (13,255)
               Other current assets..........................................        428        (384)
               Accounts payable..............................................     (3,505)     (4,914)
               Accrued compensation..........................................       (834)       (136)
               Other accrued liabilities.....................................       (447)        430
               Income taxes payable..........................................      3,821        (508)
                                                                                --------   ---------
                    Net cash provided by (used in) operating activities......     20,155     (12,457)
                                                                                --------   ---------
Cash flows from investing activities:
     Acquisition of property and equipment...................................     (3,820)     (1,405)
     Loan to officer.........................................................       (300)         --

     Decrease in other assets................................................         35          51
                                                                                --------   ---------
                    Net cash used in investing activities....................     (4,085)     (1,354)
                                                                                --------   ---------
Cash flows from financing activities:
     Payments of capital leases..............................................       (180)       (830)
     Proceeds from employee stock purchase plan..............................        265          --
                                                                                --------   ---------
                    Net cash provided by (used in) financing activities......         85        (830)
                                                                                --------   ---------
Effect of foreign currency translation on cash...............................         19          --
                                                                                --------   ---------
Net increase (decrease) in cash and cash equivalents.........................     16,174     (14,641)
Cash and cash equivalents, beginning of period...............................     33,266      54,492
                                                                                --------    --------
Cash and cash equivalents, end of period.....................................   $ 49,440    $ 39,851
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

Note 2 - Acquisition of MSI Communications, Inc.

     On October 17, 2000, the Company acquired all of the outstanding shares of capital stock of MSI Communications, Inc. (MSI), a data networking equipment and services company, for $10.8 million in cash including acquisition costs, and 693,391 shares of common stock issued to an escrow account. The shares may be released from escrow based on the outcome of certain contingencies. As of June 30, 2001, 288,913 shares are expected to be released from escrow and are included in the allocated purchase price. The remaining 404,478 shares may be released from escrow and increase the purchase price resulting in an increase in goodwill or be returned to the Company as follows: 115,565 shares may be released from escrow in equal installments based on the achievement of employee retention milestones to be determined as of December 31, 2001 and 2002; and 288,913 shares may be released from escrow in equal installments based on the achievement of certain financial performance milestones for each of the years ended December 31, 2001 and 2002. This acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition.

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

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002 and is currently assessing the impact of both SFAS 141 and 142 on its financial position and results of operations.

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

                                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                                ---------------------------   -------------------------
                                                                     2001          2000           2001          2000
                                                                    ------        ------         ------        ------
          Numerator
               Net income ....................................     $  4,329      $  6,228       $  6,802      $ 11,323
                                                                   --------      --------       --------      --------
          Denominator
               Weighted average shares--basic ................       48,240        47,848         48,225        47,843
               Dilutive effect of options and warrants to
                     purchase shares and escrow shares .......          118           317            120           494
                                                                   --------      --------       --------      --------
          Weighted average shares--diluted ...................       48,358        48,165         48,345        48,337
                                                                   --------      --------       --------      --------
          Net income per share--basic ........................     $   0.09      $   0.13       $   0.14      $   0.24
                                                                   ========      ========       ========      ========
          Net income per share--diluted ......................     $   0.09      $   0.13       $   0.14      $   0.23
                                                                   ========      ========       ========      ========

     Options to purchase 5,554,156 shares of common stock have been excluded from the calculation of net income per share-diluted for the three and six month periods ended June 30, 2001 and options to purchase 31,250 shares of common stock have been excluded from the calculation of net income per share-diluted for the three and six month periods ended June 30, 2000, as their effect is anti-dilutive.

Note 5--Reorganization Charges:

     On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, the Company undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the existing workforce. The terminations were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs. Approximately $6,000 remains unpaid as of June 30, 2001.

Note 6--Segment Information:

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally two segments - new equipment and de-installed equipment. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

     The Company does not report operating expenses, amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      -------------------------
                                                  2001               2000          2001             2000
                                                 ------             ------        ------           ------
          Net revenue:
               New equipment                    $ 27,312           $ 19,671      $ 53,977         $ 36,515
               De-installed equipment             32,791             32,644        53,935           56,426
                                                --------           --------      --------         --------
                   Total                        $ 60,103           $ 52,315      $107,912         $ 92,941
                                                ========           ========      ========         ========
          Gross profit:
               New equipment                    $  5,422           $  3,399      $ 10,995         $  6,729
               De-installed equipment             12,934             15,474        22,695           27,474
                                                --------           --------      --------         --------
                   Total                        $ 18,356           $ 18,873      $ 33,690         $ 34,203
                                                ========           ========      ========         ========

Net revenue information by geographic area is as follows (in thousands):

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      -------------------------
                                                  2001               2000          2001             2000
                                                 ------             ------        ------           ------
          Net revenue:
               United States                    $ 55,248           $ 48,921      $100,117         $ 86,612
               Canada                              1,465              1,997         2,526            3,722
               Latin America                       2,698              1,284         4,184            2,376
               Other                                 692                113         1,085              231
                                                --------           --------      --------         --------
                   Total                        $ 60,103           $ 52,315      $107,912         $ 92,941
                                                ========           ========      ========         ========

     Substantially all long-lived assets are maintained in the United States.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this Report as well as other factors discussed in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2001 under the heading "Risk Factors." We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

     We provide telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing needs. We offer our customers a unique combination of new and de-installed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customer's dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, technical support and other ancillary services under the umbrella of Somera OneSource Services. To date, we have not generated significant revenues from these services. Our innovative equipment and service offerings are delivered through our team of more than 150 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution infrastructure to provide our customers with rapidly deployable equipment solutions. Our customers include incumbent local exchange carriers, long distance carriers, wireless carriers, competitive local exchange carriers, and internet service providers. Incumbent local exchange carriers, or ILECs, provided local telephone service on an exclusive basis prior to deregulation. Since deregulation, competitive local exchange carriers, or CLECs, have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

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

Results of Operations

     The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                   ---------------------------   -------------------------
                                                      2001            2000           2001          2000
                                                     ------          ------         ------        ------
     Net revenue..................................    100.0%          100.0%         100.0%        100.0%
     Cost of net revenue..........................     69.5            63.9           68.8          63.2
                                                     ------          ------         ------        ------
     Gross profit.................................     30.5            36.1           31.2          36.8
                                                     ------          ------         ------        ------
     Operating expenses:
          Sales and marketing.....................      9.3             9.6            9.9          10.0
          General and administrative..............      8.9             7.0           10.3           7.0
          Reorganization costs....................       --              --            0.3            --
          Amortization of intangible assets.......      0.6              --            0.6            --
                                                     ------          ------         ------        ------
              Total operating expenses............     18.8            16.6           21.1          17.0
                                                     ------          ------         ------        ------
     Income from operations.......................     11.7            19.5           10.0          19.8
     Interest income, net.........................      0.8             1.1            0.9           1.4
                                                     ------          ------         ------        ------
     Income before income taxes...................     12.5            20.6           11.0          21.2
     Income tax provision.........................      5.3             8.7            4.7           9.0
                                                     ------          ------         ------        ------
     Net income...................................      7.2%           11.9%           6.3%         12.2%
                                                     ======          =======        =======       ======

     Net Revenue. Substantially all of our net revenue consists of sales of new and de-installed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products. Net revenue increased 14.9% to $60.1 million in the three months ended June 30, 2001 and 16.1% to $107.9 million for the six months from $52.3 million and $92.9 million in the comparable periods in 2000. The increase in net revenue was driven by greater customer demand for our equipment in general rather than significant increases in the price of the products we sold. Net revenue attributable to new equipment sales increased to $27.3 million in the three months ended June 30, 2001 and $54.0 million for the six months, from $19.7 million and $36.5 million in the comparable periods in 2000. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. Net revenue attributable to de-installed equipment sales increased to $32.8 million in the three months ended June 30, 2001 from $32.6 million in the comparable period in 2000, and decreased to $53.9 million for the six months ended June 30, 2001 from $56.4 million in the comparable period in 2000. The decrease in net revenue attributable to de-installed equipment sales was primarily due to price pressures resulting from the OEM's reduction of the prices of their equipment in response to the slow-down in telecommunications equipment capital spending in general. This was partially offset by an increase in demand among our customers in connection with the build out and servicing of their existing networks. We believe net revenue attributable to new and de-installed equipment will vary from quarter to quarter as customers' demand for such equipment and services fluctuates.

     Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased 24.8% to $41.7 million in the three months ended June 30, 2001 and 26.4% to $74.2 million for the six months, from $33.4 million and $58.7 million in the comparable periods in 2000. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of new equipment sales. Cost of net revenue attributable to new equipment sales increased to $21.9 million in the three months ended June 30, 2001 and $43.0 million for the six months, from $16.3 million and $29.8 million in the comparable periods in 2000. The increase in cost of net revenue attributable to new equipment was due primarily to increases in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. Cost of net revenue attributable to de-installed equipment sales increased to $19.9 million in the three months ended June 30, 2001 and $31.2 million for the six months, from $17.2 million and $29.0 million in the comparable periods in 2000. The increase in cost of net revenue attributable to de-installed equipment was due primarily to increased volume of de-installed equipment sales. Gross profit as a percentage of net revenue, or gross margin, decreased to 30.5% in the three months ended June 30, 2001 and 31.2% for the six months, from 36.1% and 36.8% in the comparable periods in 2000. The decrease in gross margins was primarily due to an increase in the proportion of new equipment we sold, which generally has lower gross margins than de-installed equipment, as well as increased price pressure on de-installed equipment due to OEM's reduction of their equipment prices, resulting from the slowdown of the economy in 2001. Gross margin attributable to new equipment sales increased to 19.9% in the three months ended June 30, 2001 and 20.4% for the six months, from 17.3% and 18.4% in the comparable periods in 2000. The increase in gross margin attributable to new equipment sales was due primarily to our ability to leverage the increased volume of purchases in negotiating more favorable pricing from our suppliers. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to de-installed equipment sales decreased to 39.4% in the three months ended June 30, 2001 and 42.1% for the six months, from 47.4% and 48.7% in the comparable periods in 2000. The decrease in gross margin attributable to de-installed equipment sales was due primarily to increased price pressure on de-installed equipment. We believe that gross margins attributable to de-installed equipment sales may continue to fluctuate depending upon the mix of de-installed equipment we sell, our ability to make significant discounted purchases, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased to $5.6 million or 9.3% of net revenue in the three months ended June 30, 2001 and to $10.7 million or 9.9% of net revenue for the six months, from $5.0 million or 9.6% of net revenue and $9.3 million or 10.0% in the comparable periods in 2000. This increase was primarily due to the hiring of additional sales and procurement personnel since June 30, 2000. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales personnel and pay commissions consistent with increased gross profit, although such expenses may vary as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $5.3 million or 8.9% of net revenue in the three months ended June 30, 2001 and $11.1 million or 10.3% for the six months, from $3.7 million or 7.0% of net revenue and $6.6 million or 7.0% of net revenue in the comparable periods in 2000. This increase was due primarily to the increase in employees relating to the expansion of our operations, associated facilities costs, and depreciation. We expect that general and administrative expenses will increase in the future in absolute dollar terms as we expand our operations, although such expenses may vary as a percentage of net revenue.

     Reorganization Charges. On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, we undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the existing workforce. The terminations were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs. Approximately $6,000 remains unpaid as of June 30, 2001.

     Amortization of Intangible Assets. Intangible assets consist of acquired workforce and goodwill related to the Company's acquisition of MSI Communications, Inc. in October 2000 and are amortized on a straight-line basis over their estimated economic lives of three and ten years, respectively.

     Interest Income, Net. Interest income, net consists of investment earnings on cash and cash equivalent balances, offset by interest expense associated with debt obligations. Interest income, net decreased to $470,000 for the three months ended June 30, 2001 and $977,000 for the six months, from $602,000 and $1.3 million in the comparable period in 2000 primarily due to lower interest rates during 2001. We had no long-term debt outstanding as of June 30, 2001.

     Income Tax Provision. Income tax provision for the three and six month periods ended June 30, 2001 totaled $3.2 million and $5.0 million, based on effective tax rates of 42.6% and 42.5% for the corresponding periods, compared to $4.6 million and $8.3 million in the comparable periods in 2000, based on effective tax rates of 42.3% and 42.4%.

Liquidity and Capital Resources

     Our cash and cash equivalents totaled $49.4 million at June 30, 2001. Cash and cash equivalents are highly liquid investments with original or remaining maturities at the time of purchase of ninety days or less. At June 30, 2001, we had no long-term debt and stockholders' equity was $121.7 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

     We generated net cash of $20.2 million in operating activities in the six months ended June 30, 2001, primarily as a result of reduced inventory purchases, collections on accounts receivable and profits.

     We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution facilities and equipment testing infrastructure to support our growth. In addition, we will expend significant resources relating to our business-to-business e-commerce initiative, various information technology enhancements, and our international expansion efforts.

     Net cash used in investing activities in the six months ended June 30, 2001 was $4.1 million, primarily representing expenditures relating to the expansion of our facilities and our business-to-business e-commerce initiative. Net cash provided by financing activities for the six months ended June 30, 2001 was $85,000.

     We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Certain Factors That May Affect Future Operating Results

     You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, including our consolidated financial statements and related notes.

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

     We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and de-installed equipment inventory. In 2001, we have experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in reduced sales to our customers and postponement of network upgrades. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels. Lower capital spending could result in reduced sales to our customers, and could impair our ability to obtain de-installed telecommunications equipment.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

     In fiscal year 2000, 57% of our net revenue was generated from the sale of de-installed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by carriers to provide us with much of the equipment we sell. Our ability to buy de-installed equipment from carriers is dependent on our relationships with them. If we fail to maintain and develop these business relationships with carriers or they are unwilling to sell de-installed equipment to us, our ability to sell de-installed equipment will suffer.

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

     We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, hired a vice president to oversee our international operations in the first quarter of 2001 and announced the hiring of a regional sales director for Asia in the second quarter of 2001. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States accounted for 7.8% of our net revenue in fiscal 2000, and 10.9% of our net revenue in fiscal 1999.

We may fail to engage in selective acquisitions which could limit our future growth.

     One of our strategies for growth is to engage in selective acquisitions. Our ability to conduct such acquisitions may be limited by our ability to identify potential acquisition candidates and obtain necessary financing. If we are unable to identify and take advantage of these opportunities, our future growth could be limited.

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

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if our resources are not sufficient to satisfy these requirements, we may need to raise additional funds through public or private debt or equity financings to:

     . take advantage of business opportunities, including more rapid international expansion or acquisitions of complementary businesses;

     .  develop and maintain higher inventory levels;

     .  gain access to new product lines;

     .  develop new services; or

     .  respond to competitive pressures.

     Any additional financing we may need might not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise this funding threatens our ability to execute our business growth strategy. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, if additional funds are raised through the issuance of debt, the terms of such debt could impose restrictions on our operations.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of June 30, 2001, we had no long-term debt outstanding.

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

     None.

ITEM 3.   Default Upon Senior Securities

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on May 23, 2001, the following matters were acted upon by the stockholders of the Company:

     1. The re-election of Barry Phelps and Gil Varon as Class 1 directors for an additional three-year term:

                               Shares In Favor       Shares Withheld
                               ---------------       ---------------

             Barry Phelps        43,805,727               43,951

             Gil Varon           43,155,722              693,956


     2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2001:

                 Shares In Favor       Shares Against      Shares Abstained
                 ---------------       --------------      ----------------

                   43,831,476              12,132                6,070

ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2001.

                                              Somera Communications, Inc.


                                              By:  /s/ Gary J. Owen

                                                      (Gary J. Owen

                                                 Chief Financial Officer)