Form 10-Q
period 2001-09-30
SOMERA COMMUNICATIONS INC
filed 2001-11-14
CIK 1094243

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                           Outstanding at November 14, 2001
    Common Stock, $0.001 par value                       48,712,545

                           SOMERA COMMUNICATIONS, INC.

                                      INDEX

PART I                                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 (unaudited)

                Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2001 and 2000 (unaudited)

                Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2001 and 2000 (unaudited)

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I       FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           SOMERA COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                               September 30,  December 31,
                                                                                     2001         2000
                                                                               -------------  ------------
                                        ASSETS
                                        ------


Current assets:
     Cash and cash equivalents ................................................   $  55,520    $  33,266
     Accounts receivable, (net of allowance for doubtful accounts of $1,231 and
        $1,330 at September 30, 2001 and December 31, 2000) ...................      41,479       38,288
     Inventories - goods held for resale, net .................................      23,036       29,716
     Deferred tax asset, current portion ......................................       3,778        3,778
     Other current assets .....................................................       2,802        2,540
                                                                                  ---------    ---------
          Total current assets ................................................     126,615      107,588
Property and equipment, net ...................................................       8,665        7,108
Deferred tax asset, net of current portion ....................................      14,982       15,900
Intangible assets .............................................................      11,032       12,081
Other assets ..................................................................       1,090          895
                                                                                  ---------    ---------
          Total assets ........................................................   $ 162,384    $ 143,572
                                                                                  =========    =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
     Accounts payable .........................................................   $  25,195    $  24,145
     Accrued compensation .....................................................       2,306        2,523
     Other accrued liabilities ................................................       2,711        2,227
     Capital lease obligations, current portion ...............................        --            180
     Income taxes payable .....................................................       5,923           --
                                                                                  ---------    ---------
          Total current liabilities ...........................................      36,135       29,075
                                                                                  ---------    ---------


Stockholders' equity:
     Common stock .............................................................          48           48
     Additional paid in capital ...............................................      70,087       69,272
     Retained earnings ........................................................      56,229       45,396
     Accumulated other comprehensive income ...................................         (17)        --
     Unearned stock-based compensation ........................................         (98)        (219)
                                                                                  ---------    ---------
          Total stockholders' equity ..........................................     126,249      114,497
                                                                                  ---------    ---------
          Total liabilities and stockholders' equity ..........................   $ 162,384    $ 143,572
                                                                                  =========    =========




The accompanying notes are an integral part of these consolidated financial statements.


                           SOMERA COMMUNICATIONS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)

                                   (unaudited)


                                                       Three Months Ended Sep. 30,    Nine months Ended Sep. 30,
                                                       ---------------------------    --------------------------
                                                            2001          2000            2001         2000
                                                          -------       -------         -------      -------
Net revenue ..........................................   $ 54,973      $ 58,289        $162,885     $151,230
Cost of net revenue ..................................     36,035        37,323         110,257       96,061
                                                         --------      --------        --------     --------
          Gross profit ...............................     18,938        20,966          52,628       55,169
Operating expenses:
     Sales and marketing .............................      6,070         5,380          16,749       14,654
     General and administrative ......................      5,969         4,693          17,075       11,245
     Reorganization charges ..........................       --            --               352          --
     Amortization of intangible assets ...............        350          --             1,050          --
                                                         --------      --------        --------     --------
           Total operating expenses ...................    12,389        10,073          35,226       25,899
                                                         --------      --------        --------     --------
Income from operations ...............................      6,549        10,893          17,402       29,270
Interest income, net .................................        461           592           1,438        1,856
                                                         --------      --------        --------     --------
Income before income taxes ...........................      7,010        11,485          18,840       31,126
Income tax provision .................................      2,979         4,851           8,007       13,169
                                                         --------      --------        --------     --------
Net income ...........................................      4,031         6,634          10,833       17,957
Other comprehensive income, net of tax:
     Foreign currency translation adjustment .........        (36)           --             (17)         --
                                                         --------      --------        --------     --------

Comprehensive income .................................   $  3,995      $  6,634        $ 10,816     $ 17,957
                                                         ========      ========        ========     ========

Net income per share--basic ..........................   $   0.08      $   0.14        $   0.22     $   0.38
                                                         ========      ========        ========     ========

Weighted average shares--basic .......................     48,274        47,883          48,243       47,856
                                                         ========      ========        ========     ========

Net income per share--diluted ........................   $   0.08      $   0.14        $   0.22     $   0.37
                                                         ========      ========        ========     ========
Weighted average shares--diluted .....................     48,486        48,416          48,458       48,361
                                                         ========      ========        ========     ========




 The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (unaudited)


                                                                                      Nine months Ended Sep. 30,
                                                                                      --------------------------
                                                                                         2001           2000
                                                                                        ------         ------
  Cash flows from operating activities:

     Net income                                                                       $ 10,833        $ 17,957
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                                  3,590             476
          Provision for doubtful accounts                                                  648           2,030
          Provision for excess and obsolete inventories                                  2,172           2,580
          Deferred tax benefit                                                             918            (587)
          Amortization of stock-based compensation                                         356             311
          Forgiveness of loans to officers                                                  65              56
          Changes in operating assets and liabilities:
               Accounts receivable                                                      (3,839)        (19,037)
               Inventories                                                               4,508         (12,707)
               Other current assets                                                       (261)            (80)
               Accounts payable                                                          1,049          (3,944)
               Accrued compensation                                                       (217)            661
               Other accrued liabilities                                                   484              96
               Income taxes payable                                                      5,923            (508)
                                                                                       --------        --------
                   Net cash provided by (used in) operating activities                  26,229         (12,696)
                                                                                       --------        --------
Cash flows from investing activities:
     Acquisition of property and equipment                                              (4,098)         (3,716)
     Loan to officer                                                                      (300)            --
     Decrease in other assets                                                               40              55
                                                                                       --------        --------
                   Net cash used in investing activities                                (4,358)         (3,661)
                                                                                       --------        --------
Cash flows from financing activities:
     Payments of capital leases                                                           (180)          (830)
     Proceeds from employee stock purchase plan                                            580            352
                                                                                       --------       --------
                   Net cash provided by (used in) financing activities                     400           (478)
                                                                                       -------        --------
Effect of foreign currency translation on cash                                            (17)           --
                                                                                       -------        --------
Net increase (decrease) in cash and cash equivalents                                    22,254        (16,835)
Cash and cash equivalents, beginning of period                                          33,266         54,492
                                                                                      --------        --------
Cash and cash equivalents, end of period                                              $ 55,520       $ 37,657
                                                                                      ========       =========



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

     These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior period balances have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported earnings, financial condition or cash flows.

Note 2 - Acquisition of MSI Communications, Inc.

     On October 17, 2000, the Company acquired all of the outstanding shares of capital stock of MSI Communications, Inc. (MSI), a data networking equipment and services company, for $10.8 million in cash including acquisition costs, and 693,391 shares of common stock issued to an escrow account. The shares may be released from escrow based on the outcome of certain contingencies. As of September 30, 2001, 288,913 shares are expected to be released from escrow and are included in the allocated purchase price. The remaining 404,478 shares may be released from escrow and increase the purchase price resulting in an increase in goodwill or be returned to the Company as follows: 115,565 shares may be released from escrow in equal installments based on the achievement of employee retention milestones to be determined as of December 31, 2001 and 2002; and 288,913 shares may be released from escrow in equal installments based on the achievement of certain financial performance milestones for each of the years ended December 31, 2001 and 2002. This acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition.

     The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The amortization of acquired workforce and goodwill is being computed over three and ten years, respectively, on a straight-line basis. The Company is required to adopt the non-amortization provisions of SFAS 142 (see
Note 3 below).

Note 3--Recent Accounting Pronouncements:

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing the impact of adopting SFAS 144 on its financial position and results of operations, but anticipates that the adoption of SFAS 144 will result in a reduction of amortization of intangible assets in 2002.

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


                                                    Three Months           Nine months
                                                   Ended Sep. 30,         Ended Sep.30,
                                               ----------------------  --------------------
                                                  2001         2000       2001       2000
                                               ----------   ---------  ---------   --------

Numerator

     Net income ...............................   $ 4,031     $ 6,634    $10,833    $17,957
                                                  -------     -------    -------    -------
Denominator

     Weighted average shares--basic ...........    48,274      47,883     48,243     47,856
     Dilutive effect of options and warrants to
           purchase shares and escrow shares ..       212         533        215        505
                                                  -------     -------    -------    -------
Weighted average shares--diluted ..............    48,486      48,416     48,458     48,361
                                                  -------     -------    -------    -------
Net income per share--basic ...................   $  0.08     $  0.14    $  0.22    $  0.38
                                                  =======     =======    =======    =======
Net income per share--diluted .................   $  0.08     $  0.14    $  0.22    $  0.37
                                                  =======     =======    =======    =======


     Options to purchase 5,564,891 and 5,494,091 shares of common stock have been excluded from the calculation of net income per share-diluted for the three and nine month periods ended September 30, 2001 respectively, and options to purchase 19,250 shares of common stock have been excluded from the calculation of net income per share-diluted for the three and nine month periods ended September 30, 2000, as their effect is anti-dilutive.

Note 5--Reorganization Charges:

      On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, the Company undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The terminations were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs. Approximately $1,500 remains unpaid as of September 30, 2001.

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

     The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                  Three Months           Nine Months
                                 Ended Sep. 30,        Ended Sep. 30,
                             --------------------    -------------------
                               2001         2000       2001       2000
                             --------     -------    --------   --------
Net revenue:
     New equipment ........  $ 17,940    $ 24,765    $ 71,917   $ 61,280
     De-installed equipment    37,033      33,524      90,968     89,950
                             --------    --------    --------   --------
         Total ............  $ 54,973    $ 58,289    $162,885   $151,230
                             ========    ========    ========   ========
Gross profit:
     New equipment ........  $  3,113    $  4,312    $ 14,108   $ 11,041
     De-installed equipment    15,825      16,654      38,520     44,128
                             --------    --------    --------   --------
         Total ............  $ 18,938    $ 20,966    $ 52,628   $ 55,169
                             ========    ========    ========   ========


Net revenue information by geographic area is as follows (in thousands):

                                  Three Months           Nine Months
                                 Ended Sep. 30,        Ended Sep. 30,
                             --------------------    -------------------
                               2001         2000       2001       2000
                             --------     -------    --------   --------
 Net revenue:
     United States ........  $ 47,979    $ 51,716    $148,096   $138,322
     Canada ...............       858       1,926       3,384      5,648
     Latin America ........     3,468       2,308       7,652      4,686
     Other ................     2,668       2,339       3,753      2,574
                             --------    --------    --------   --------
         Total ............  $ 54,973    $ 58,289    $162,885   $151,230
                             ========    ========    ========   ========

     Substantially all long-lived assets are maintained in the United States.

Note 7--Subsequent Event:

      On October 10, 2001, the Company acquired certain assets and assumed certain liabilities of Asurent Technologies, Inc. in consideration for $6.0 million in cash, which will be accounted for under the purchase method of SFAS 141.

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

Results of Operations

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net revenue.

                                          Three Months        Nine Months
                                         Ended Sep. 30,      Ended Sep. 30,
                                        ----------------   -----------------
                                          2001     2000      2001      2000
                                        -------  -------   -------   -------

Net revenue ..........................    100.0%   100.0%    100.0%    100.0%
Cost of net revenue ..................     65.6     64.0      67.7      63.5
                                         ------    -----     -----     -----
Gross profit .........................     34.4     36.0      32.3      36.5
                                         ------    -----     -----     -----
Operating expenses:
     Sales and marketing .............     11.0      9.2      10.3       9.7
     General and administrative ......     10.9      8.1      10.5       7.4
     Reorganization costs ............      --       --        0.2       --
     Amortization of intangible assets      0.6      --        0.6       --
                                         ------    -----     -----     -----
         Total operating expenses ....     22.5     17.3      21.6      17.1
                                         ------    -----     -----     -----

Income from operations ...............     11.9     18.7      10.7      19.4
Interest income, net .................      0.8      1.0       0.9       1.2
                                         ------    -----     -----     -----

Income before income taxes ...........     12.7     19.7      11.6      20.6
Income tax provision .................      5.4      8.3       4.9       8.7
                                         ------    -----     -----     -----

Net income ...........................      7.3%    11.4%      6.7%     11.9%
                                         ======    =====     =====     =====

     Net Revenue. Substantially all of our net revenue consists of sales of new and de-installed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products, net of estimated provisions for returns and warranty obligations. Net revenue decreased 5.7% to $55.0 million in the three months ended September 30, 2001 from $58.3 million in the comparable period in 2000, and increased 7.7% to $162.9 million for the nine months ended September 30, 2001 from $151.2 million in the comparable period in 2000. The fluctuations in net revenue were driven by changes in the level of customer demand for our equipment in general rather than significant changes in the price of the products we sold. In particular, the decrease in revenues for the three month period reflects the general slow-down in telecommunication carriers' capital spending. Net revenue attributable to new equipment sales decreased to $18.0 million in the three months ended September 30, 2001 from $24.8 million in the comparable period in 2000, and increased to $71.9 million for the nine months ended September 30, 2001, from $61.3 million in the comparable period in 2000. The fluctuations in net revenue attributable to new equipment sales were primarily due to changes in customer demand for new telecommunications equipment. The increase for the nine month period also reflects the offering of a broader variety of new equipment to our customers. Net revenue attributable to de-installed equipment sales increased to $37.0 million in the three months ended September 30, 2001 from $33.5 million in the comparable period in 2000, and increased to $91.0 million for the nine months ended September 30, 2001 from $89.9 million in the comparable period in 2000. The increase in net revenue attributable to de-installed equipment sales was primarily due to an increase in demand among our customers in connection with the build-out and servicing of their existing networks. This was partially offset by pricing pressures resulting from the OEMs' reduction of the prices of their equipment in response to the general slow-down in telecommunications equipment capital spending. We believe net revenue attributable to new and de-installed equipment will vary from quarter to quarter as customers' demand for such equipment and services fluctuates.

     Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue decreased 3.5% to $36.0 million for the three months ended September 30, 2001 from $37.3 million in the comparable period in 2000, and increased 14.8% to $110.3 million for the nine months ended September 30, 2001, from $96.1 million in the comparable period in 2000. The decrease in cost of net revenue for the three months is correlated to the decrease in net revenue for the same period. The increase in cost of net revenue during the nine month period is attributable to the general increase in net revenue for the period, particularly in new equipment. Cost of net revenue attributable to new equipment sales decreased to $14.8 million in the three months ended September 30, 2001 from $20.4 million in the comparable period in 2000, and increased to $57.8 million for the nine months ended September 30, 2001, from $50.3 million in the comparable period in 2000. The fluctuations in cost of net revenue attributable to new equipment was due primarily to changes in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. Cost of net revenue attributable to de-installed equipment sales increased to $21.2 million in the three months ended September 30, 2001 and $52.5 million for the nine months, from $16.9 million and $45.8 million, respectively, in the comparable periods in 2000. The increase in cost of net revenue attributable to de-installed equipment was due primarily to increased volume of de-installed equipment sales, and also reflects lower gross margins relative to the prior year periods.

     Gross profit as a percentage of net revenue, or gross margin, decreased to 34.4% in the three months ended September 30, 2001 and 32.3% for the nine months, from 36.0% and 36.5%, respectively, in the comparable periods in 2000. The decrease in gross margins was primarily due to an increase in the proportion of new equipment we sold, which generally has lower gross margins than de-installed equipment, as well as increased price pressure on de-installed equipment due to OEMs' reduction of their equipment prices, resulting from the slowdown of the economy in 2001. Gross margin attributable to new equipment sales remained level at 17.4% in the three months ended September 30, 2001 with the comparable period in 2000, and increased to 19.6% for the nine months ended September 30, 2001, from 18.0% in the comparable period in 2000. The increase in gross margin attributable to new equipment sales was due primarily to our ability to leverage the increased volume of purchases in negotiating more favorable pricing from our suppliers. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to de-installed equipment sales decreased to 42.7% in the three months ended September 30, 2001 and 42.3% for the nine months, from 49.7% and 49.1%, respectively, in the comparable periods in 2000. The decrease in gross margin attributable to de-installed equipment sales was due primarily to increased price pressure on de-installed equipment. We believe that gross margins attributable to de-installed equipment sales may continue to fluctuate depending upon the mix of de-installed equipment we sell, our ability to make significant discounted purchases, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of carriers. Sales and marketing expenses increased to $6.1 million or 11.0% of net revenue in the three months ended September 30, 2001 and to $16.7 million or 10.3% of net revenue for the nine months, from $5.4 million or 9.2% of net revenue and $14.7 million or 9.7%, respectively, in the comparable periods in 2000. This increase was primarily due to the hiring of additional sales and procurement personnel since September 30, 2000. We expect that our sales and marketing expenses will continue to increase as we expand our product and service offerings, increase our hiring of additional sales personnel and pay commissions consistent with increased gross profit, although such expenses may vary as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $6.0 million or 10.9% of net revenue in the three months ended September 30, 2001 and $17.1 million or 10.5% for the nine months, from $4.7 million or 8.1% of net revenue and $11.2 million or 7.4% of net revenue in the comparable periods in 2000. This increase was due primarily to the increase in employees relating to the expansion of our operations, associated facilities costs, and depreciation. We expect that general and administrative expenses will increase in the future in absolute dollar terms as we expand our operations, although such expenses may vary as a percentage of net revenue.

     Reorganization Charges. On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, we undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the existing workforce. The terminations were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs. Approximately $1,500 remains unpaid as of September 30, 2001.

     Amortization of Intangible Assets. Intangible assets consist of acquired workforce and goodwill related to the Company's acquisition of MSI Communications, Inc. in October 2000 and are amortized on a straight-line basis over their estimated economic lives of three and ten years, respectively.

         Interest Income, Net.   Interest income, net consists of investment
earnings on cash and cash equivalent balances, offset by interest expense associated with debt obligations. Interest income, net decreased to $461,000 for the three months ended September 30, 2001 and $1.4 million for the nine months, from $592,000 and $1.9 million in the comparable periods in 2000, primarily due to lower interest rates during 2001. We had no long-term debt outstanding as of September 30, 2001.

     Income Tax Provision.   Income tax provision for the three and nine month
periods ended September 30, 2001 totaled $3.0 million and $8.0 million, based on an effective tax rate of 42.5% for the corresponding periods, compared to $4.9 million and $13.2 million in the comparable periods in 2000, based on effective tax rates of 42.2% and 42.3%.

Liquidity and Capital Resources

     Our cash and cash equivalents totaled $55.5 million at September 30, 2001. Cash and cash equivalents are highly liquid investments with original or remaining maturities at the time of purchase of ninety days or less. At September 30, 2001, we had no long-term debt and stockholders' equity was $126.2 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

     We generated net cash of $26.2 million in operating activities in the nine months ended September 30, 2001, primarily as a result of reduced inventory purchases, increases in income taxes payable and operating profit, partially offset by an increase in accounts receivable. This compares to net cash used in operating activities in the comparable period in 2000 of $12.7 million, which was primarily due to increases in accounts receivable and inventory, partially offset by operating profit.

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

     Net cash used in investing activities in the nine months ended September 30, 2001 was $4.4 million, primarily representing expenditures relating to the expansion of our facilities and our business-to-business e-commerce initiative, and compares to $3.7 million net cash used in investing activities in the comparable period in 2000. Net cash provided by financing activities for the nine months ended September 30, 2001 was $400,000, primarily representing proceeds from our employee stock purchase plan. This compares to net cash used in financing activities in the comparable period in 2000 of $478,000, which was primarily due to repayment of a capital lease.

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

    o variations in customer purchasing patterns due to seasonality, economic conditions for telecommunications carriers and other factors;

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

     For the nine months ended September 30, 2001, 56% of our net revenue was generated from the sale of de-installed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by carriers to provide us with much of the equipment we sell. Our ability to buy de-installed equipment from carriers is dependent on our relationships with them. If we fail to maintain and develop these business relationships with carriers or they are unwilling to sell de-installed equipment to us, our ability to sell de-installed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

     Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 41.9% of our net revenue for the nine months ended September 30, 2001. In fiscal year 2000, Verizon Communications accounted for 11.3% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

      We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, hired a vice president to oversee our international operations in the first quarter of 2001 and a regional sales director for Asia in the second quarter of 2001. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States have accounted for 9.1% for the nine months ended September 30, 2001 and 7.8% of our net revenue in fiscal 2000.

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

     While we have expanded our service capability through the launch of Somera OneSource Services in 2000, we still currently depend, to a large degree, on third parties for a variety of equipment-related services, including engineering, repair, transportation, testing, installation and de-installation. This outsourcing strategy involves risks to our business, including reduced control over delivery schedules, quality and costs and the potential absence of adequate capacity. In the event that any significant subcontractor were to become unable or unwilling to continue to perform their required services, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources of third party services would be available to us on a timely basis, or at all.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our operating results.

     We depend on the performance of our executive officers and other key employees. The loss of any member of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of any of our sales professionals could significantly disrupt our relationships with our customers. We do not have "key person" life insurance policies on any of our employees except for Dan Firestone, our executive chairman.

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

     We currently anticipate that our available cash resources and anticipated cash flow from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if our resources are not sufficient to satisfy these requirements, we may need to raise additional funds through public or private debt or equity financings to:

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of September 30, 2001, we had no long-term debt outstanding.

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

      None

ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report


Exhibit
Number                          Exhibit Title
------                         --------------

  3.1(a)    Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware
            corporation, as currently in effect.

  3.2(a)    Bylaws of Somera Communications, Inc., as currently in effect.

  4.1(a)    Specimen common stock certificate.

10.1(a)     Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)     1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)     1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)     1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)     Loan Agreement by and between Somera Communications and Fleet
            National Bank, dated August 31, 1999.

10.6(a)     Security Agreement by and between Somera Communications and Fleet
            National Bank, dated August 31, 1999.

10.7(a)     Employment Agreement between Somera Communications and Jeffrey Miller, dated May 6, 1999.

10.8(a)     Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.



 10.9(a)    Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera
            Communications.

 10.10(a)   First Amendment to Lease, dated February 2, 1998, between Santa
            Barbara Corporate Center, LLC and Somera Communications.

 10.11(a)   Second Amendment to Lease, dated February 1, 1999, between Santa
            Barbara Corporate Center, LLC and Somera Communications.

 10.12(a)   Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt
            Properties and Somera Communications.

10.13(c)    Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera
            Communications.

10.14(a)    Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15(c)    Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16(c)    Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera
            Communications, Inc.

10.17(c)    Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18(b)    Stock Purchase Agreement, dated October 16, 2000 between the Company and MSI Communications, Inc.

10.19(c)    Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and
            Stena Realty BV

10.20(c)    Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications,
            Inc.

10.21(c)    First Amendment to Lease Agreement, dated January 1, 2001, between
            Jersey State Properties and Somera Communications, Inc.

10.22(c)    Employment Agreement between Somera Communications and Glenn Berger, dated October 8, 1999.

10.23(d)    Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A.
            dated February 9, 2001.

10.24       Employment Agreement between Somera Communications and Dan Firestone.

10.25       Employment Agreement between Somera Communications and Rick Darnaby.

(a) Incorporated by reference to the Company's Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).

(b) Incorporated by reference to the Company's Report on Form 8-K, filed on October 27, 2000.

(c) Incorporated by reference to the Company's Report on Form 10-K, filed on March 29, 2001.

(d) Incorporated by reference to the Company's Report on Form 10-Q, filed on May 14, 2001.

     (b) Reports on Form 8-K.

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2001.

                                    Somera Communications, Inc.


                                    By:   /S/ GARY J. OWEN
                                          ----------------------------
                                           Gary J. Owen
                                           Chief Financial Officer