Form 10-K
period 2001-12-31
SOMERA COMMUNICATIONS INC
filed 2002-03-18
CIK 1094243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 14, 2002) was approximately $149,000,000.

The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 14, 2002 was 48,793,960.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           SOMERA COMMUNICATIONS, INC.

                                      INDEX

                                                                                                             Page
                                                                                                             ----
                                     PART I
Item 1.       Business...................................................................................      1
Item 2.       Properties.................................................................................      7
Item 3.       Legal Proceedings..........................................................................      7
Item 4.       Submission of Matters to a Vote of Security Holders........................................      7

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................      8
Item 6.       Selected Financial Data....................................................................      9
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......     10
Item 7A.      Qualitative and Quantitative Disclosures About Market Risk.................................     24
Item 8.       Financial Statements.......................................................................     25
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     47

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.........................................     47
Item 11.      Executive Compensation.....................................................................     47
Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................     47
Item 13.      Certain Relationships and Related Transactions.............................................     47

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     48

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "will," "should," "plan," "anticipate," "believe," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.

     Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors in "Risks Factors" and elsewhere in this Annual Report that could cause our actual results to differ materially from the forward-looking statements in this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We undertake no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

ITEM 1. BUSINESS

     We provide telecommunications operators with equipment sourcing and services to support their need to manage their networks and equipment assets more efficiently and cost-effectively. We offer our customers a unique combination of new and redeployed equipment from a variety of manufacturers, allowing them to stretch capital budgets and make fast multi-vendor purchases from a single cost-effective source. To further address our customers' dynamic equipment sourcing needs, we offer equipment services for asset recovery, deployment, diagnostics & repair, and customization. A key element of our success is the application of our "intellectual capital," which enables executional excellence and provides a distinct competitive advantage. This intellectual capital is grounded in our proprietary global database of customers, networks and equipment that provides insight into market dynamics; in the quality and skills of our people that include rich customer relationships and execution in the buying, selling and customization of telecom equipment; and finally in our first-class operations and capabilities in equipment deployment and related services.

Equipment Sourcing and Equipment Services

     Equipment Sourcing

     We offer our customers multiple categories of telecommunications infrastructure equipment to address their specific and changing equipment requirements for network maintenance and build-outs. The equipment we sell includes new and redeployed items from a variety of manufacturers. In 2001, we had a database of over 30,000 different items, from over 300 different manufacturers. We offer the original manufacturer's warranty on all new equipment. On redeployed equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer's original specifications.

     The new equipment we offer consists of telecommunications equipment purchased primarily from the original equipment manufacturers ("OEM") directly or distributors. The redeployed equipment we offer consists primarily of equipment removed from operators' existing telecommunications networks and equipment purchased from resellers. These operators are typically the original owners of such equipment and either the operator, another third party, or a Somera trained professional removes the equipment from the network on behalf of the operator.

     The equipment we sell is grouped into several general core and ancillary product categories including switching, transmission, access, wireless, data, microwave and power products.

     Switching. Switching equipment is used by operators to manage call traffic and to deliver value-added services. Switches and related equipment are located in the central office of a telecommunications operator and serve to determine pathways and circuits for establishing, breaking or completing voice and data communications over the public switched telephone network ("PSTN") and the Internet. We provide a variety of switching equipment, including switches, circuit cards, shelves, racks and other ancillary items in support of carrier upgrades and reconfigurations. Manufacturers of switching equipment whose products we sell include Alcatel USA, Lucent Technologies and Nortel Networks.

     Transmission. Transmission equipment is used by operators to carry information to multiple points in their network. Transmission equipment serves as the backbone of a telecommunications operator's network and transmits voice and data traffic in the form of standard electrical or optical signals. We sell a broad range of transmission products, including channel banks, multiplexers, digital cross-connect systems, DSX panels and echo cancellers. Manufacturers of transmission equipment whose products we sell include ADC Telecommunications, Fujitsu, Lucent Technologies, NEC, Nortel Networks, Telco Systems and Tellabs.

     Access. Access equipment is used by operators, to provide local telephone service and Internet access. Access equipment is used in the local loop, or last mile, portion of the PSTN and connects a home or business to the switch in an operator's central office. We provide a variety of access equipment, including digital loop carriers, digital subscriber line products, channel service units/digital subscriber units, multiplexers and network interface units. Manufacturers of access equipment whose products we sell include ADC Telecommunications, Carrier Access, Lucent Technologies, NEC, Newbridge Networks, Nortel Networks, Telco Systems and VINA Technologies.

     Wireless. Cell sites and related ancillary wireless products are used by cellular, PCS and paging operators to provide wireless telephone and Internet access. This equipment is used to amplify, transmit and receive signals between mobile users and transmission sites, including cell sites and transmission towers. We sell a broad range of wireless equipment including radio base stations, towers, shelters, combiners, transceivers and other related items. Manufacturers of wireless and cell site equipment whose products we sell include Telefon AB LM Ericsson, Lucent Technologies, Motorola, Nortel Networks, Paragon Networks and Siemens.

     Data. Data networking equipment is used to transmit, route and switch data communications traffic within an operator's network. We provide a wide variety of data networking products including routers, ATM switches, hubs and bridges. Manufacturers of data networking equipment whose products we sell include Cisco Systems, Lucent Technologies, Motorola, Nortel Networks, Redback and Riverstone.

     Microwave. Microwave systems are used by operators to transmit and receive voice, data and video traffic. These systems enable point-to-point and point-to-multipoint high speed wireless communications. We provide a variety of microwave systems, including antennas, dishes, coaxial cables and connectors. Manufacturers of microwave systems whose products we sell include Alcatel Alsthom, Adaptive Broadband, Digital Microwave, Digital Transmission Systems, Harris-Farinon Canada, Nortel Networks and Western Multiplex.

     Power. Power equipment is used by operators to provide direct current (DC) and/or alternate current (AC) power to support their network infrastructure equipment. We sell a broad range of power equipment, including power bays, rectifiers, batteries, breaker panels and converters. Manufacturers of power equipment whose products we sell include Argus, Lucent Technologies, Marconi and Nortel Networks.

     Equipment Services

     The foundation for our unique value proposition has expanded to include equipment services as a complement to our equipment sourcing in response to our customers' demand for both. Our ability to deliver a combined equipment and services solution, which supplements or replaces services that customers traditionally performed themselves, can enable the customers to focus on their core business strategies. To date, our revenues from these services have not been significant.

We provide the following services in connection with our equipment sourcing:

     . Equipment Asset Recovery Services: Our customized asset recovery programs provide operators with effective solutions to manage their existing, surplus, or unwanted equipment assets. These programs are customized to meet the specific objectives of each operator, and include direct equipment purchases as well as equipment trade-ins, consignment and re-marketing programs. The programs allow operators to easily and rapidly recapture value from redeployed equipment.

     . Equipment Customization Services: Our customization services include refurbishment and reconfiguration services providing quality, warranteed equipment that meet the requirements of today's network operators. Typically, the operator, another third party, or a Somera-trained professional removes the equipment from the network. The refurbishment process is conducted by our in-house technicians, whom we train, or by third parties, to conform to manufacturer specifications. Our reconfiguration services are designed to support turn-key, multi-vendor integration of both new and redeployed equipment to meet complex network configuration requirements.

     . Equipment Deployment Services: Somera's intellectual capital in people and operations are uniquely qualified to provide installation and de-installation services from the over 300 different manufacturers represented. Trained technicians are dispatched to the location, where removal of the equipment is performed. Typically, the equipment redeployed from the site is shipped to our distribution and operations center for refurbishment and reconfiguration.

     . Equipment Diagnostic & Repair Services: To ensure the reliability of redeployed equipment we sell, many of our products are subjected to a rigorous testing and evaluation process. The process includes loop-back testing, field simulation testing, and self-diagnostics. We test equipment for procurement activities and customer orders prior to shipment. We also perform repair services for customer-owned equipment.

Sales, Marketing and Procurement

     Our sales organization is located primarily at our corporate headquarters in Santa Barbara, California and is augmented by our regional offices located in California, Colorado, New Jersey, Georgia, Kansas, Washington, Texas, and our international offices in Amsterdam, The Netherlands and Singapore. As of December 31, 2001, we employed over 190 sales, services and procurement professionals. We generate leads primarily through direct sales contact, telemarketing, direct marketing, customer referrals and participation in industry tradeshows. Our sales force is organized by market segment, including specialized teams focused on the regional bell operating companies ("RBOCs"), incumbent local exchange carriers ("ILECs"), long distance carriers ("IXCs"), competitive local exchange carriers ("CLECs"), wireless carriers, including cellular, personal communications service companies ("PCSs") and specialized mobile radio operators ("SMRs"), and internet service providers ("ISPs").

     For our customers in the U.S. and Canada, our sales force operates on a named account basis rather than by geography, which allows us to maintain a consistent, single point of contact for each customer. For our customer in all other countries, we approach the business more on a geographic basis due to language and country specific considerations. Another key feature of our selling effort is the relationships we establish at various levels in our customers' organizations. This structure allows us to establish multiple contacts with each customer across their management, engineering and purchasing operations. For each type of operator, we employ dedicated teams with extensive market knowledge to meet the specific equipment needs of these customers.

     Each team member has access to, and is supported by, our relationship management database. This real time proprietary information system allows each team to:

     . respond to customer requirements by accessing our proprietary global database of excess and redeployed equipment located at operators, manufacturers, distributors and other third parties worldwide, as well as by accessing our select inventory;

     . access relevant detailed purchase and sale information by customer and part number;

     .    access technical and system configuration information;

     .    trace and track all customer and vendor order activity; and

     .    project and anticipate customer equipment requirements.

     Each of our teams is headed by a group sales director who is responsible for the overall customer relationship and is supported by a number of group sales managers, account executives, and project managers to support logistics and production requirements. We believe our dedicated team structure provides consistent high quality customer service which builds long-term relationships with our customers. Our account executives have frequent customer contact and oversee customer proposals while our logistics administrators work with our production controllers as well as our customers to coordinate sourcing, delivery and any required follow-through procedures to ensure our customers receive quality, timely customer service.

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

     In support of our sales activities, we have teams who are responsible for procurement of the redeployed equipment we sell. Procurement teams are organized by market segment, including specialized teams focused on wireless operators, wireline operators, OEMs and distributors. Our procurement project managers are dedicated, on a named account basis, to purchase redeployed equipment from operators. We also employ a product marketing group that develops and maintains our relationships with manufacturers and distributors to assure the availability of new equipment for our customers.

     Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of products without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provision for sales returns and warranty obligations, when we ship equipment to our customers, provided that there are no significant post-delivery obligations.

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

     Any of these factors could potentially harm our future international operations.

Customers

     We sell to every major segment of the telecommunications sector. We sell equipment to ILECs, RBOCs, IXCs, wireless operators including cellular, PCS, paging and SMRs, and CLECs. We have a healthy account diversity with over 1,100 customers worldwide with the majority located in the United States. In 2001, Verizon Communications accounted for 16.1% of our net revenue, with no other customers accounting for more than 4% of our net revenue. In 2000, Verizon Communications accounted for 11.3% of our net revenue. In 1999, no single customer accounted for more than 10% of our net revenue. Sales to customers outside of the United States accounted for 9.7% of our net revenue in 2001, 7.8% of our net revenue in 2000, and 10.9% of our net revenue in 1999. Customers from whom we recognized at least $5.0 million in net revenue in 2001 include leading operators such as Verizon Communications,

ALLTEL, Western Wireless and AT&T Wireless.

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

     Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of redeployed equipment, which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins. Any reduction in the availability of this equipment could cause us to lose customers.

     The market for equipment deployment services is very fragmented. We currently face competition primarily from OEMs, distributors and secondary market dealers. Many of these competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:

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

Employees

     As of December 31, 2001, we had 339 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees is represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Demand for qualified personnel in the telecommunications equipment industry and our primary geographic locations is competitive. We may not be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers as of February 28, 2002.

      Name              Age        A.Position
      ----              ---        ----------

Rick Darnaby.........    50   President, Chief Executive Officer and Director

Dan Firestone........    40   Executive Chairman of the Board of Directors

Gary J. Owen.........    47   Chief Financial Officer

Jeffrey G. Miller....    38   Executive Vice President, North America

Gil Varon............    40   Vice President, Wireline Division and Director

Brandt A. Handley....    43   Vice President, International

Glenn E. Berger......    39   Vice President, Operations

     Rick Darnaby has served as our President and Chief Executive Officer since joining Somera Communications in September 2001. Prior to joining Somera, Mr. Darnaby was employed in a number of positions at Motorola, Inc. From December 1999 to April 2001, Mr. Darnaby served as Regional President, Senior Vice President & General Manager - EMEA for the personal communications business, from February 1998 to December 1999, Mr. Darnaby served as Senior Vice President & General Manager, Consumer Solutions Group, and from November 1996 to January 1998, Mr. Darnaby served as Corporate Vice President & Director, Global Brand Management for Motorola. From 1994 to 1996, Mr. Darnaby served as President, and from 1991 to 1994 served as executive in various capacities for The Nutrasweet Group. From 1989 to 1991, Mr. Darnaby served as President & Chief Executive Officer of Monsanto, Canada, Inc. Prior to 1989, Mr. Darnaby served in various positions of management for Monsanto Company. Mr. Darnaby holds a B.S. degree in business administration and an M.B.A. from Oklahoma State University. Mr. Darnaby also holds an Advanced Management Degree in International Business from I.N.S.E.A.D. (Institute of European Administration) Fountainbleau, France.

     Dan Firestone co-founded Somera Communications in July 1995, and has served as our Executive Chairman of the Board since September 2001. Mr. Firestone served as our Chief Executive Officer from 1996 to September 2001, served as our President from December 1998 to September 2001, and has also served as our Chairman of the Board since our inception. From 1994 to the present, Mr. Firestone has also operated SDC Business Consulting, a private business consulting firm. In 1984, Mr. Firestone co-founded Century Computer Marketing, a distributor of computer service spare parts and related products, and served as its Chief Executive Officer until May 1994.

     Gary J. Owen has served as our Chief Financial Officer since joining Somera Communications in July 1999. From January 1999 until July 1999, Mr. Owen served as Group Finance Director for Logical Holdings Ltd., a U.K. software development and services company. From January 1997 to January 1999, Mr. Owen served as Group Finance Director for IFX Group plc, an international information services company. From September 1996 to December 1996, Mr. Owen served as a finance consultant performing project work for Fujitsu Telecommunications Ltd. From May 1994 to September 1996, Mr. Owen served as Director, European Operations, for Aurora Electronics, Inc., an electronic materials management company. From 1986 until May 1994, Mr. Owen served as Chief Financial Officer of Century Computer Marketing, a distributor of computer service spare parts and related products. Mr. Owen holds a B.A. in accounting and finance from Nottingham University, England. Mr. Owen is also a qualified member of the Institute of Chartered Accountants.

     Jeffrey G. Miller has served as our Executive Vice President, North America since January 2002. Mr. Miller served as our Executive Vice President, Sales and Marketing from May 1999 to December 2001. From January 1996 until May 1999, Mr. Miller served as Regional Director for North American Sales and Operations for the Cellular Infrastructure Group of Motorola, Inc. From 1985 until January 1996, Mr. Miller worked in various capacities with

AT&T, including positions in sales management, product management, marketing, and software development in their long distance, premises equipment, and voice messaging business segments. Mr. Miller holds a B.S. in business administration from Miami University and an M.B.A. from Ohio State University.

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

     Brandt A. Handley has served as our Vice President, International, since joining Somera Communications in January 2001. From September 1999 to December 2000, Mr. Handley founded and operated Seedvest, Inc., an equity investment and consultancy firm. From 1991 to September 1999, Mr. Handley served as a vice president at The Walt Disney Company, establishing two start-up companies in Asia. From 1982 to 1991, Mr. Handley served in various management capacities in the marketing department of The Procter & Gamble Company, including assignments in the U.S., Middle East, Europe and Asia. Mr. Handley holds a B.A. in international business from the University of Oregon and is a graduate of the Advanced Management Program from the Wharton School at the University of Pennsylvania.

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

ITEM 2. PROPERTIES

     Our principal executive and corporate offices, located in Santa Barbara, California, occupy approximately 37,000 square feet under several lease agreements that expire from March 2003 to March 2004. We also occupy six additional office sites in the United States under lease agreements, totaling approximately 21,000 square feet. At December 31, 2001, we operated three distribution facilities in the United States, occupying approximately 146,000 square feet, under several lease agreements that expire from May 2004 to December 2005. Our primary distribution center is located in Oxnard, California, and occupies approximately 100,000 square feet under a lease agreement that expires in May 2004. Our European headquarters and distribution center, located in Amsterdam, The Netherlands, occupies approximately 14,000 square feet. We believe that our facilities are adequate for our current operations and that additional space can be obtained as needed.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "SMRA" since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

                                                           High         Low
                                                          ------       ------
Year Ended December 31, 2001
First quarter ..................................          $11.69       $ 4.50
Second quarter .................................          $ 7.23       $ 4.00
Third quarter ..................................          $ 7.05       $ 3.95
Fourth quarter .................................          $ 8.15       $ 4.14

Year Ended December 31, 2000
First quarter ..................................          $15.44       $11.19
Second quarter .................................          $14.88       $ 7.50
Third quarter ..................................          $14.31       $ 9.50
Fourth quarter .................................          $12.50       $ 5.88

     On March 12, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $7.56 per share. As of March 5, 2002, there were approximately 165 holders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     While we do not plan to pay dividends, any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. We currently plan to retain cash from earnings for use in the operation of our business and to fund future growth.

     Since our inception in July 1995 through the effective date of our initial public offering in November 1999, we operated in the form of a limited liability company and income had been taxed directly to our equity members. During that time, we made regular quarterly distributions to our members based on our funds available for distribution. In the period beginning January 1, 1999 through November 12, 1999, we made quarterly distributions in an aggregate amount of $1.79 per unit to our members, including the distribution of the proceeds of our term loan facility.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected financial data together with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                                              Year Ended December 31,
                                                -----------------------------------------------------
                                                  2001       2000       1999        1998       1997
                                                --------   --------   ---------   --------   --------
                                                     (in thousands except per share/unit data)
Statements of Operations:
Net revenue (1) .............................   $221,256   $211,192   $ 126,861   $ 73,180   $ 35,060
Cost of net revenue (1) .....................    148,478    134,618      82,761     44,126     21,044
                                                --------   --------   ---------   --------   --------
Gross profit ................................     72,778     76,574      44,100     29,054     14,016
                                                --------   --------   ---------   --------   --------
Operating expenses:
     Sales and marketing ....................     23,469     20,312      10,320      5,747      2,593
     General and administrative .............     23,482     16,108       8,756      3,939      1,648
     Amortization of intangible assets ......      1,484        302          --         --         --
     Restructuring charges ..................        352         --          --         --         --
                                                --------   --------   ---------   --------   --------
          Total operating expenses ..........     48,787     36,722      19,076      9,686      4,241
                                                --------   --------   ---------   --------   --------
Income from operations ......................     23,991     39,852      25,024     19,368      9,775
Interest income (expense), net ..............      1,724      2,376      (2,193)      (187)       (82)
                                                --------   --------   ---------   --------   --------
Income before income taxes ..................     25,715     42,228      22,831     19,181      9,693
Income tax provision (benefit) ..............     10,929     17,737     (17,403)        --         --
                                                --------   --------   ---------   --------   --------
     Net income .............................   $ 14,786   $ 24,491   $  40,234   $ 19,181   $  9,693
                                                ========   ========   =========   ========   ========
Net income per share/unit--basic (2) ........   $   0.31   $   0.51   $    1.02   $   0.50   $   0.25
                                                ========   ========   =========   ========   ========
Weighted average shares/units--basic ........     48,260     47,928      39,408     38,063     38,052
                                                ========   ========   =========   ========   ========
Net income per share/unit--diluted (2) ......   $   0.30       0.51   $    1.02   $   0.50   $   0.25
                                                ========   ========   =========   ========   ========
Weighted average shares/units--diluted ......     48,625     48,329      39,484     38,063     38,052
                                                ========   ========   =========   ========   ========

                                                                       December 31,
                                                     --------------------------------------------------
                                                       2001       2000       1999       1998      1997
                                                     --------   --------   --------   --------   ------
                                                                            (in thousands)
Balance Sheet Data:
Working capital ..................................   $ 90,476   $ 78,513   $ 67,888   $  9,482   $4,602
Total assets .....................................    177,082    143,572    115,751     17,009    9,281
Notes payable--net of current portion ............         --         --         --      3,457      638
Mandatorily redeemable Class B units .............         --         --         --     51,750       --
Stockholders' equity/members' capital (deficit) ..    132,016    114,497     86,786    (45,136)   3,787

(1) During 2000, we adopted new guidance for the accounting for shipping and handling revenues and expenses, and accordingly have reclassified the prior period balances to conform with our current policy for the years ended December 31, 2000, 1999, 1998 and 1997. See also Note 2 of Notes to the Consolidated Financial Statements.

(2) See Note 2 of Notes to the Consolidated Financial Statements for an explanation of the calculation of net income per share/unit--basic and diluted.

     Our fiscal years are on a 52 and 53 week basis. For presentation purposes we are using a calendar quarter and calendar year end convention. Our fiscal years 1997, 1998, 1999, 2000 and 2001 ended on December 28, 1997, January 3,
1999, January 2, 2000, December 31, 2000, and December 30, 2001, respectively.

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

Corporate History

     We were organized as a limited liability company, or LLC, and commenced operations in July 1995. In August 1999, we entered into a $50 million term loan facility and a $15 million revolving loan facility with a syndicate of financial institutions led by Fleet National Bank. In November 1999, we raised approximately $107 million in net proceeds from the initial public offering of 9,775,000 shares of our common stock. Approximately $60 million of the proceeds were used to payoff the Fleet National Bank term loan and revolving loan facilities, including associated accrued interest. The balance of the proceeds have been invested in short term, interest bearing, investment grade marketable securities.

     Business Combinations. In October 2000, we acquired MSI Communications Inc. ("MSI"). This acquisition has enabled Somera to strengthen its product offering in data networking equipment and services, increase its national presence, and provide key personnel. This transaction was accounted for as a purchase. We paid $10.6 million in cash, including acquisition costs and issued 693,391 shares of our common stock, which were held in escrow at December 31, 2001. In October 2001, we completed the acquisition of the equipment repair business of Asurent Technologies, Inc. ("Asurent") for $6.3 million in cash and acquisition costs. The acquisition of Asurent provides Somera with enhanced equipment repair capabilities, key personnel, and additional customer and supplier relationships. The financial results of these acquisitions have been included in our consolidated financial statements from the dates of acquisition. For further details about these acquisitions, see Note 3 of Notes to the Consolidated Financial Statements.

Results of Operations

     2001 Compared to 2000

     Net Revenue. Substantially all of our net revenue consists of sales of new and redeployed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products, net of estimated provision for returns. Net revenue increased to $221.3 million in 2001 from $211.2 million in 2000. The increase in net revenue was primarily attributable to a general increase in our equipment and services offerings rather than significant increases in the price of the products we sold, expansion of our international operations, and growth in significant customer accounts. Net revenues from customers outside of the United States increased to $21.4 million in 2001 from $16.5 million in 2000 due to the expansion of our international operations. Our acquisitions of MSI in October 2000 and the equipment repair business of Asurent in October 2001 contributed to the general increase in equipment and service offerings. These increases were partially offset by the effects of the general slow-down in the telecommunications operators' capital spending levels, including increased price pressure on our redeployed equipment prices, caused by OEMs' reduction of their equipment prices. Net revenue attributable to new equipment sales increased slightly to $90.9 million in 2001 from $90.7 million in 2000. Net revenue attributable to redeployed equipment sales increased to $130.4 million in 2001 from $120.5 million in 2000. The increase in net revenue attributable to redeployed equipment sales was due to greater demand among our customers in connection with the build-out and servicing of their existing networks. We believe net revenue attributable to new and redeployed equipment will increase as our customers continue to build-out their existing networks. We believe net revenue from customers outside of the United States will increase in both absolute dollars and as a percentage of overall net revenue as we continue to expand our international operations.

     Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased to $148.5 million in 2001 from $134.6 million in 2000. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of redeployed equipment sales. Cost of net revenue attributable to new equipment sales decreased slightly to $73.2 million in 2001 from $73.8 million in 2000. Cost of net revenue attributable to redeployed equipment sales increased to $75.3 million in 2001 from $60.8 million in 2000. The increase in cost of net revenue attributable to redeployed equipment was due primarily to increased volume of redeployed equipment sales. We believe that the cost of net revenue attributable to redeployed equipment will continue to increase in absolute dollar terms as our volume of redeployed equipment sales increases in response to customer demand.

     Gross profit as a percentage of net revenue, or gross margin, decreased to 32.9% in 2001 from 36.3% in 2000. The decrease in gross margin was primarily due to increased price pressure on redeployed equipment due to OEMs' reduction of their equipment prices, as a result of the slow-down of the economy in 2001. Gross margin attributable to new equipment sales increased to 19.4% in 2001 from 18.6% in 2000. The increase in gross margin attributable to new equipment sales was primarily a function of equipment mix. We believe gross margin attributable to new equipment sales will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to redeployed equipment sales decreased to 42.3% in 2001 from 49.5% in 2000. The decrease in gross margin attributable to redeployed equipment sales was due primarily to increased price pressure on redeployed equipment. We believe that gross margins attributable to redeployed equipment sales may continue to fluctuate depending upon the mix of redeployed equipment we sell, our ability to make significant discounted purchases, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses increased to $23.5 million, or 10.6% of net revenue, in 2001 from $20.3 million, or 9.6% of net revenue, in 2000. This increase was primarily due to an increase of $4.2 million in salaries and wages associated with the hiring of additional sales and procurement personnel, and an increase of $800,000 in travel related costs associated with our intensified sales efforts, partially offset by a decrease of $2.4 million in lower absolute commissions corresponding to lower gross profit on which commissions are based. The absolute increase in salaries and wages and decrease in commissions were also due to a change in compensation structure for our senior sales personnel, wherein base salaries were increased and commission rates were reduced. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we expand our product and service offerings and increase our hiring of additional sales, services and procurement personnel, although such expenses may fluctuate as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs. General and administrative expenses increased to $23.5 million, or 10.6% of net revenue, in 2001 from $16.1 million, or 7.6% of net revenue, in 2000. This increase was due primarily to an increase of $3.6 million in compensation costs and benefits associated with the increase in employees relating to the expansion of our operations, an increase of $1.2 million associated with facilities costs and an increase of $1.7 million in depreciation. We expect that general and administrative expenses will increase in absolute dollars in the future as we expand our operations, although such expenses may fluctuate as a percentage of net revenue.

     Reorganization Charges. On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, we undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The terminations were not concentrated in any particular aspect of the business. We recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all of which were paid during 2001.

     Amortization of Intangible Assets. Intangible assets consist of acquired workforce, customer contract and goodwill related to our acquisitions during 2000 and 2001 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets increased to $1.5 million in 2001 from $302,000 in 2000. This increase in 2001 reflects a full year of amortization of the goodwill and purchased intangibles arising from the MSI acquisition compared with three months of amortization in 2000. We expect amortization of intangible assets to decrease in the future upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     Interest Income (Expense), Net. Interest income (expense), net consists of investment earnings on cash and cash equivalent balances. Interest income, net decreased to $1.7 million in 2001 from $2.4 million in 2000. The decrease was primarily due to lower interest rates in effect during 2001. We had no long-term debt outstanding as of December 31, 2001.

     Income Tax Provision. Income tax provision decreased to $10.9 million in 2001, an effective tax rate of 42.5%, from $17.7 million in 2000, an effective tax rate of 42.0%.

     2000 Compared to 1999

     Net Revenue. Net revenue increased to $211.2 million in 2000 from $126.9 million in 1999. The increase in net revenue was driven primarily by greater overall customer demand for our equipment rather than significant increases in the price of the products we sold, our expansion in United States markets and growth in significant customer accounts. Net revenue attributable to new equipment sales increased to $90.7 million in 2000 from $44.3 million in 1999. The increase in net revenue attributable to new equipment sales was due to greater customer demand for new telecommunications equipment and our offering a broader variety of new equipment to customers. Net revenue attributable to redeployed equipment sales increased to $120.5 million in 2000 from $82.6 million in 1999. The increase in net revenue attributable to redeployed equipment sales was due to greater demand among our customers in connection with the build-out and servicing of their existing networks.

     Cost of Net Revenue. Cost of net revenue increased to $134.6 million in 2000 from $82.8 million in 1999. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of new and redeployed equipment sales. Cost of net revenue attributable to new equipment sales increased to $73.8 million in 2000 from $36.9 million in 1999. The increase in cost of net revenue attributable to new equipment was due primarily to increases in the volume of new equipment we sold rather than increased unit costs of equipment we purchased. Cost of net revenue attributable to redeployed equipment sales increased to $60.8 million in 2000 from $45.9 million in 1999. The increase in cost of net revenue attributable to redeployed equipment was due primarily to increased volume of redeployed equipment sales.

     Gross profit as a percentage of net revenue, or gross margin, increased to 36.3% in 2000 from 34.8% in 1999. The increase in gross margins was primarily due to more favorable prices obtained from our suppliers due in part to our increased volume of purchases and opportunistic buys, offset by an increase in the proportion of new equipment we sold, which generally has lower gross margins than redeployed equipment. Gross margin attributable to new equipment sales increased to 18.6% in 2000 from 16.7% in 1999. The increase in gross margin attributable to new equipment sales was due primarily to our ability to leverage the increased volume of purchases in negotiating more favorable pricing from our suppliers. Gross margin attributable to redeployed equipment sales increased to 49.5% in 2000 from 44.4% in 1999. The increase in gross margin attributable to redeployed equipment sales was due primarily to our opportunistic purchases of redeployed equipment in 2000.

     Sales and Marketing. Sales and marketing expenses increased to $20.3 million, or 9.6% of net revenue, in 2000 from $10.3 million, or 8.1% of net revenue, in 1999. This increase was due to higher absolute commission expenses consistent with increased gross profit, hiring of additional sales and procurement personnel, intensified marketing and advertising activities and costs associated with our e-commerce initiative.

     General and Administrative. General and administrative expenses increased to $16.1 million, or 7.6% of net revenue, in 2000 from $8.8 million, or 6.9% of net revenue, in 1999. This increase was due primarily to the increase in employees relating to the expansion of our operations and associated facilities costs.

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

     Income Tax Provision (Benefit). Income tax provision for 2000 totaled $17.7 million, an effective tax rate of 42%, compared to an income tax benefit of $17.4 million in 1999. In the fourth quarter of 1999, we realized a $19.5 million deferred tax credit as a result of the change in tax status of the company from a limited liability company to a

"C" Corporation. This deferred tax asset is being amortized over 15 years. As a limited liability company, we were not subject to federal or state income taxes.

Quarterly Results of Operations

     The following tables set forth unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2001, as well as the percentage of our net revenue represented by each item. In our opinion, this unaudited information has been prepared on the same basis as the annual financial statements. This information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation when read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                       Quarter Ended
                                     -----------------------------------------------------------------------------------------
                                     March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                        2000       2000       2000        2000       2001        2001        2001      2001
                                     ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                          (unaudited)
                                                                         (in thousands)
Statements of Operations Data:
Net revenue .......................   $40,626    $52,315     $58,289    $59,962    $47,809     $60,103     $54,973    $58,371
Cost of net revenue ...............    25,296     33,442      37,323     38,557      32,475     41,747      36,035     38,221
                                      -------    -------     -------    -------    -------     -------     -------    -------
Gross profit ......................    15,330     18,873      20,966     21,405      15,334     18,356      18,938     20,150
Operating expenses:
     Sales and marketing ..........     4,246      5,028       5,380      5,658      5,064       5,615       6,070      6,720
     General and administrative ...     2,889      3,663       4,693      4,863      5,784       5,322       5,969      6,407
     Amortization of intangible
       assets .....................        --         --          --        302        350         350         350        434
     Restructuring charges
                                           --         --          --         --        352          --          --         --
                                      -------    -------     -------    -------    -------     -------     -------    -------
         Total operating
           expenses ...............     7,135      8,691      10,073     10,823     11,550      11,287      12,389     13,561
                                      -------    -------     -------    -------    -------     -------     -------    -------
Income from operations ............     8,195     10,182      10,893     10,582      3,784       7,069       6,549      6,589
Interest income (expense), net ....       662        602         592        520        507         470         461        286
                                      -------    -------     -------    -------    -------     -------     -------    -------
Income before income taxes ........     8,857     10,784      11,485     11,102      4,291       7,539       7,010      6,875
Income tax provision ..............     3,762      4,556       4,851      4,568      1,818       3,210       2,979      2,922
                                      -------    -------     -------    -------    -------     -------     -------    -------
Net income ........................   $ 5,095    $ 6,228     $ 6,634    $ 6,534    $ 2,473     $ 4,329     $ 4,031    $ 3,953
                                      =======    =======     =======    =======    =======     =======     =======    =======
As a Percentage of Net Revenue:
Net revenue .......................     100.0%     100.0%      100.0%     100.0%     100.0%      100.0%      100.0%   100.0%
Cost of net revenue ...............      62.3       63.9        64.0       64.3       67.9        69.5        65.6     65.5
                                      -------    -------     -------    -------    -------     -------     -------    -------
Gross profit ......................      37.7       36.1        36.0       35.7       32.1        30.5        34.4     34.5

Operating expenses:
     Sales and marketing ..........      10.4        9.6         9.2        9.5       10.6         9.3        11.0     11.5
     General and administrative ...       7.1        7.0         8.1        8.1       12.1         8.9        10.9     11.0
     Amortization of intangible
       assets .....................        --         --          --        0.5        0.7         0.6         0.6      0.7
     Restructuring charges
                                           --         --          --         --        0.7          --          --       --
                                      -------    -------     -------    -------    -------     -------     -------    -------
         Total operating
           expenses ...............      17.5       16.6        17.3       18.1       24.1        18.8        22.5     23.2
                                      -------    -------     -------    -------    -------     -------     -------    -------
Income from operations ............      20.2       19.5        18.7       17.6        8.0        11.7        11.9     11.3
Interest income (expense), net ....       1.6        1.1         1.0        0.9        1.0         0.8         0.8      0.5
                                      -------    -------     -------    -------    -------     -------     -------    -------
Income before income taxes ........      21.8       20.6        19.7       18.5        9.0        12.5        12.7     11.8
Income tax provision (benefit) ....       9.3        8.7         8.3        7.6        3.8         5.3         5.4      5.0
                                      -------    -------     -------    -------    -------     -------     -------    -------
Net income ........................      12.5%      11.9%       11.4%      10.9%       5.2%        7.2%        7.3%     6.8%
                                      =======    =======     =======    =======    =======     =======     =======    =======

     Historically, prior to 2001, our net revenue and gross profit had increased in each quarter compared to the same quarter in the previous year due primarily to increased levels of customer demand for the equipment we sell in general. However, due primarily to the general slow-down in the economy in 2001, net revenue for the third and fourth quarters did not exceed the amounts in comparable quarters in 2000, and gross profit was generally lower than the year earlier quarters. Our gross margin worsened in 2001 versus 2000 primarily due to increased price pressure from OEMs. Sales and marketing expenses have increased in absolute dollars in almost every quarter reflecting greater commissions paid on increased gross profit, the addition of sales personnel and intensified marketing efforts. General and administrative expenses increased in absolute dollar terms in almost every quarter due to the increase in personnel and facilities costs and professional fees required to support our growth.

     Historically, our net revenue and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and could fluctuate significantly from quarter to quarter and from year to year in the future. Causes of such fluctuations may include the rate and timing of customers' orders for the equipment we sell, the rate at which telecommunications operators redeploy equipment, decreases in the prices of the equipment we sell due to increased secondary market competition, our ability to locate and obtain equipment, our ability to deploy equipment on a timely basis, seasonal variations in customer purchasing, write-offs due to inventory defects and obsolescence, the potentially long sales cycle for our equipment, delays in the commencement of operations in new markets, costs relating to possible acquisitions, and general economic conditions and conditions specific to the telecommunications industry. Significant quarterly fluctuations in our net revenue will cause significant fluctuations in our cash flows and working capital.

Liquidity and Capital Resources

     Since inception in July 1995, we have financed our operations primarily through cash flows from operations. Net cash generated by operating activities in 2001 was $32.2 million, comprised of net income of $14.8 million, noncash expenses of $9.6 million and a decrease in operating assets and liabilities of $7.8 million. Net cash used in operating activities in 2000 was $3.2 million, comprised of net income of $24.5 million, noncash expenses of $6.2 million and an increase in operating assets and liabilities of $33.9 million. The increase in operating assets and liabilities in 2000 is primarily due to an increase in accounts receivable of $18.8 million and our strategic investment in inventory, resulting in an increase in inventory of $13.1 million. Net cash generated by operating activities was $20.5 million in 1999. Through November 1999, substantially all of the cash generated by operating activities was distributed to the members of Somera Communications, LLC, our predecessor entity.

     Net cash used in investing activities in 2001 comprised primarily our acquisition of Asurent for $6.3 million in cash, including acquisition costs, and acquisition of property and equipment of $4.7 million. Net cash used in investing activities in 2000 comprised primarily our acquisition of MSI for $10.6 million in cash, including acquisition costs, and acquisition of property and equipment of $6.1 million. Net cash used in investing activities in 1999 comprised primarily loans to officers of $2.0 million and acquisition of property and equipment of $600,000.

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

     On November 12, 1999, we sold 9,775,000 shares of our common stock at $12.00 per share through an initial public offering, raising approximately $107.4 million in net proceeds. In November 1999, we repaid and retired the outstanding balance of the term loan facility and the outstanding balance of the revolving loan facility with the proceeds of the offering.

     As of December 31, 2001, we had approximately $54.5 million in cash and cash equivalents. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2001.

     The following summarizes the our contractual obligations under various operating leases for both office and warehouse space as at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to four years with future minimum lease payments, net of sublease proceeds of $432,000 in 2002 and $110,000 in 2003, as follows (in thousands):

                                                                       Operating
                                                                         Leases
                                                                       --------
2002 ........................................................           $2,355
2003 ........................................................            2,162
2004 ........................................................            1,302
2005 ........................................................              656
                                                                        ------
Total minimum lease payments ................................           $6,475
                                                                        ======

     We are also exposed to credit risk in the event of default of the sublessee, because we are still liable to meet our obligations under the terms of the original lease agreement.

     We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment and higher relative levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution centers, equipment testing infrastructure, and additional facilities to support our growth, as well as expending significant resources in support of our business-to-business e-commerce activities and other information technology projects.

     We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

     We consider certain accounting policies related to revenue recognition, valuation allowances, valuation of goodwill and intangible assets, and income taxes to be critical policies.

     Revenue Recognition. Substantially all of our revenue is derived from the sale of products. Revenue is recognized upon our delivery of product provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed and determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

     We also generate some services revenue in connection with equipment sales. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. We recognize revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. Through 2001 revenue from services represented less than 5% of total revenue.

     Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products. A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on our historical experience. Actual results could differ from those estimates, which could affect our operating results. At December 31, 2001, the reserve for sales returns and warranty obligations was $1.0 million.

     Valuation Allowances. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, we make estimates of doubtful accounts and slow-moving and obsolete inventory. At December 31, 2001, the estimates for doubtful accounts and slow-moving and obsolete inventory were $1.7 million and $3.2 million, respectively. These estimates are made based on a consideration of various factors, including historical experience, knowledge of customers and the telecommunications equipment market, and current economic trends. Actual results could differ from those estimates, which could affect our operating results.

     Valuation of Goodwill and Intangible Assets. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. See further discussion under "Recent Accounting Pronouncements" below. At December 31, 2001, we determined that our identifiable intangibles and goodwill were appropriately recorded and that there was no loss impairment.

     Deferred Taxes. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense. We evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances related to our net deferred tax assets. As of December 31, 2001, we had no valuation allowances recorded against our deferred tax assets.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141") "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We are required to adopt the provisions of SFAS No. 142 on January 1, 2002. In the year ended December 31, 2001, we recorded approximately $1.4 million of amortization expense on goodwill and acquired workforce which would not have been recognized if this standard were in effect for the current year. For business combinations initiated after June 30, 2001, we will follow the non-amortization method under SFAS 142.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS 144 on our financial position and results of operations.

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

     . the rate at which telecommunications operators de-install their equipment;

     . decreases in our selling prices due to competition in the secondary market or price pressure from OEMs;

     . our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

     . our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

     . variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

     .    write-offs due to inventory defects or obsolescence;

     . the sales cycle for equipment we sell, which can be relatively lengthy;

     . delays in the commencement of our operations in new market segments and geographic regions; and

     . costs relating to possible acquisitions and integration of new businesses.

Our business depends upon our ability to match third party redeployed equipment supply with carrier demand for this equipment and failure to do so could reduce our net revenue.

     Our success depends on our continued ability to match the equipment needs of telecommunications operators with the supply of redeployed equipment available in the secondary market. We depend upon maintaining business relationships with third parties who can provide us with redeployed equipment and information on available redeployed equipment. Failure to effectively manage these relationships and match the needs of our customers with available supply of redeployed equipment could damage our ability to generate net revenue. In the event operators decrease the rate at which they de-install their networks, or choose not to de-install their networks at all, it would be more difficult for us to locate this equipment, which could negatively impact our net revenue.

A downturn in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting pressures could reduce demand for our products.

     We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2001, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital in capital spending could result in reduced sales to our customers and postponement of network upgrades. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels. Lower capital spending could result in reduced sales to our customers, and could impair our ability to obtain redeployed telecommunications equipment.

The market for supplying equipment to telecommunications operators is competitive, and if we cannot compete effectively, our net revenue and gross margins might decline.

     Competition among companies who supply equipment to telecommunications operators is intense. We currently face competition primarily from three sources: OEMs, distributors and secondary market dealers who sell new and redeployed telecommunications infrastructure equipment. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.

     Competition is likely to increase as new companies enter this market, as current competitors expand their products and services or as our competitors consolidate. Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of redeployed equipment which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

     In fiscal year 2001, 59% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

     Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 39.7% of our net revenue in 2001, 39.5% of our net revenue in 2000, and 32.1% in 1999. Verizon Communications accounted for 16.1% and 11.3% of our net revenue in 2001 and 2000, respectively. In 1999, no single customer accounted for over 10% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis, and no customer has entered into a long-term purchasing agreement with us. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

     In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2001 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

The market for redeployed telecommunications equipment is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

     The market for redeployed telecommunications equipment is relatively new and evolving, and we are not certain that our potential customers will adopt and deploy redeployed telecommunications equipment in their networks. For example, with respect to redeployed equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase redeployed equipment, our potential customers may not choose to purchase redeployed equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of redeployed equipment available for us to purchase, which would limit the development of this market.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our operating results.

     We depend on the performance of our executive officers and other key employees. The loss of any member of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of any of our sales professionals could significantly disrupt our relationships with our customers. We do not have "key person" life insurance policies on any of our employees.

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

     Our failure in any of these areas could harm our business. Moreover, any increased emphasis on software solutions as opposed to equipment solutions could limit the availability of redeployed equipment, decrease customer demand for the equipment we sell, or cause the equipment we sell to become obsolete.

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, redeployed equipment.

     Our sales of redeployed equipment depend upon telecommunications operator utilization of existing telecommunications network technology. If the lifecycle of equipment comprising operator networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model would be limited. This limited installed base would reduce the supply of, and demand for, redeployed equipment which could decrease our net revenue.

Many of our customers are telecommunications operators that may at any time reduce or discontinue their purchases of the equipment we sell to them.

     If our customers choose to defer or curtail their capital spending programs, it could have a negative impact on our sales to those telecommunications operators, which would harm our business. A significant portion of our customers are emerging telecommunications operators who compete against existing telephone companies. These new participants only recently began to enter these markets, and many of these operators are still building their networks and rolling out their services. They require substantial capital for the development, construction and expansion of their networks and the introduction of their services. If emerging operators fail to acquire and retain customers or are unsuccessful in raising needed funds or responding to any other trends, such as price reductions for their services or diminished demand for telecommunications services in general, then they could be forced to reduce their capital spending programs.

If we fail to implement our strategy of purchasing equipment from and selling equipment to regional bell operating companies, our growth will suffer.

     One of our strategies is to develop and expand our relationships with regional bell operating companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of redeployed equipment. We cannot assure you that we will be successful in implementing this strategy. RBOCs may not choose to sell redeployed equipment to us or may not elect to purchase this equipment from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell redeployed equipment to our customers or prospective customers. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our growth could suffer.

If we do not expand our international operations our growth could suffer.

     We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, hired a vice president to oversee our international operations in the first quarter of 2001 and a regional sales director for Asia in the second quarter of 2001. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States accounted for 9.7% of our net revenue in 2001, 7.8% of our net revenue in 2000, and 10.9% of our net revenue in 1999.

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

     If we make acquisitions in the future, we could have difficulty assimilating or retaining the acquired companies' personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs, impairment of goodwill, or amortization of acquired other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

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

     Telecommunications operators require a strict level of quality and reliability from telecommunications equipment suppliers. Telecommunications equipment is inherently complex and can contain undetected software or hardware errors. If we deliver telecommunications equipment with undetected material defects, our reputation, credibility and equipment sales could suffer. Moreover, because the equipment we sell is integrated into our customers' networks, it can be difficult to identify the source of a problem should one occur. The occurrence of such defects, errors or failures could also result in delays in installation, product returns, product liability and warranty claims and other losses to us or our customers. In some of our contracts, we have agreed to indemnify our customers against liabilities arising from defects in the equipment we sell to them. Furthermore, we supply most of our customers with guarantees that cover the equipment we offer. While we may carry insurance policies covering these possible liabilities, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim, whether successful or not, could be costly, damage our reputation and distract key personnel, any of which could harm our business.

Our strategy to outsource services could impair our ability to deliver our equipment on a timely basis.

     While we have expanded our services capability, we still currently depend on, to a large degree, third parties for a variety of equipment-related services, including engineering, repair, transportation, testing, installation and de-installation. This outsourcing strategy involves risks to our business, including reduced control over delivery schedules, quality and costs and the potential absence of adequate capacity. In the event that any significant subcontractor were to become unable or unwilling to continue to perform their required services, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources of third party services would be available to us on a timely basis, or at all.

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

     We rely on the integrity of key software and systems. Specifically we rely on our relationship management database which tracks information on currently or potentially available redeployed equipment. This software and these systems may be vulnerable to harmful applications, computer viruses and other forms of corruption and interruption. In the event our software or systems are affected by any form of corruption or interruption, it could delay or restrict our ability to meet our customers' needs, which could harm our reputation or business.

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

We face the risk of future non-recurring charges in the event of impairment.

     We adopted SFAS 142 beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. For 2001, our amortization charge for other intangibles was $84,000, and our amortization charge for goodwill was $1.4 million. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

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

     Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 60% of our outstanding common stock as of December 31, 2001. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We have reviewed the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2001.

     Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of December 31, 2001, we had no long-term debt outstanding.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants......................................     26

Consolidated Balance Sheets............................................     27

Consolidated Statements of Operations..................................     28

Consolidated Statement of Stockholders' Equity/
Members' Capital (Deficit).............................................     29

Consolidated Statements of Cash Flows..................................     30

Notes to Consolidated Financial Statements.............................     31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Somera Communications, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somera Communications, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/   PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
January 29, 2002

                           SOMERA COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                              December 31,
                                                                                         ---------------------
                                                                                            2001        2000
                                                                                         ---------------------
                                        ASSETS
                                        ------
Current assets:
     Cash and cash equivalents .......................................................   $  54,522   $  33,266
     Accounts receivable, (net of allowance for doubtful accounts of $1,701 and $1,330
        at December 31, 2001 and 2000 respectively) ..................................      43,275      38,288
     Inventories, net ................................................................      30,009      29,716
     Deferred tax asset, current portion .............................................       4,857       3,778
     Other current assets ............................................................       2,879       2,540
                                                                                         ---------   ---------
          Total current assets .......................................................     135,542     107,588
Property and equipment, net ..........................................................       8,687       7,108
Deferred tax asset, net of current portion ...........................................      14,300      15,900
Other assets .........................................................................       1,060         895
Intangible assets, net ...............................................................      17,493      12,081
                                                                                         ---------   ---------
          Total assets ...............................................................   $ 177,082   $ 143,572
                                                                                         =========   =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
     Accounts payable ................................................................   $  29,694   $  24,145
     Accrued compensation ............................................................       2,401       2,523
     Other accrued liabilities .......................................................       3,202       2,227
     Capital lease obligations, current portion ......................................          --         180
     Deferred revenue ................................................................       4,550          --
     Income taxes payable ............................................................       5,219          --
                                                                                         ---------   ---------
          Total current liabilities ..................................................      45,066      29,075

Commitments (Note 6)

Stockholders' equity:
     Common stock: $0.001 par value
     Shares authorized: 200,000
     Shares issued and outstanding: 48,535 and 48,191 at December 31, 2001 and
        2000 respectively ............................................................          49          48
     Additional paid-in capital ......................................................      71,929      69,272
     Unearned stock-based compensation ...............................................         (71)       (219)
     Accumulated other comprehensive income ..........................................         (73)         --
     Retained earnings ...............................................................      60,182      45,396
                                                                                         ---------   ---------
          Total stockholders' equity .................................................     132,016     114,497
                                                                                         ---------   ---------
          Total liabilities and stockholders' equity .................................   $ 177,082   $ 143,572
                                                                                         =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2001        2000        1999
                                                 --------   --------   --------
Net revenue ..................................   $221,256   $211,192   $126,861
Cost of net revenue ..........................    148,478    134,618     82,761
                                                 --------   --------   --------
          Gross profit .......................     72,778     76,574     44,100
Operating expenses:
     Sales and marketing .....................     23,469     20,312     10,320
     General and administrative ..............     23,482     16,108      8,756
     Amortization of intangible assets .......      1,484        302         --
     Restructuring charges ...................        352         --         --
                                                 --------   --------   --------
          Total operating expenses ...........     48,787     36,722     19,076
                                                 --------   --------   --------
Income from operations .......................     23,991     39,852     25,024
Interest income (expense), net ...............      1,724      2,376     (2,193)
                                                 --------   --------   --------
Income before income taxes ...................     25,715     42,228     22,831
Income tax provision (benefit) ...............     10,929     17,737    (17,403)
                                                 --------   --------   --------
          Net income .........................   $ 14,786   $ 24,491   $ 40,234
                                                 ========   ========   ========
Net income per share--basic ..................   $   0.31   $   0.51   $   1.02
                                                 ========   ========   ========
Weighted average shares--basic ...............     48,260     47,928     39,408
                                                 ========   ========   ========
Net income per share--diluted ................   $   0.30   $   0.51   $   1.02
                                                 ========   ========   ========
Weighted average shares--diluted .............     48,625     48,329     39,484
                                                 ========   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL (DEFICIT)
                                 (in thousands)


                                                                                                             Accumulated
                                                              Common Stock       Additional     Unearned         Other
                                                            -----------------     Paid-in     Stock-Based    Comprehensive  Retained
                                                            Number     Value      Capital     Compensation      Income      Earnings
                                                            -------   -------   -----------   ------------   -------------  --------
Balances, December 31, 1998 ..............................       --   $    --    $      --     $     --        $     --     $     --
Issuance of common stock in conversion of outstanding
  units ..................................................   38,063        38      (40,967)          --              --           --
Issuance of common stock through initial public offering,
  net of issuance costs of $9,904 ........................    9,775        10      107,386           --              --           --
Unearned employee stock-based compensation ...............       --        --           --         (830)             --           --
Amortization of unearned stock-based compensation ........       --        --           --          244              --           --
Warrants issued in exchange for services .................       --        --           --           --              --           --
Net income ...............................................       --        --           --           --              --       20,905
Distributions to members .................................       --        --           --           --              --           --
                                                            -------   -------    ---------     --------        --------     --------
Balances, December 31, 1999 ..............................   47,838   $    48    $  66,419     $   (586)       $     --     $ 20,905
Issuance of common stock through employee stock purchase
  plan ...................................................       37        --          353           --              --           --
Issuance of common stock through exercise of warrants ....       27        --           --           --              --           --
Issuance of common stock on acquisition of MSI
  Communications, Inc. ...................................      289        --        2,500           --              --           --
Amortization of unearned stock-based compensation ........       --        --           --          367              --           --
Net income ...............................................       --        --           --           --              --       24,491
                                                            -------   -------    ---------     --------        --------     --------
Balances, December 31, 2000 ..............................   48,191   $    48    $  69,272     $   (219)       $     --     $  45396
Issuance of common stock through employee stock purchase
  plan ...................................................      118        --          580           --              --           --
Issuance of contingent common stock on acquisition of MSI
  Communications, Inc. ...................................      226         1        1,841           --              --           --
Warrants issued in exchange for services..................       --        --          236           --              --           --
Amortization of unearned stock-based compensation ........       --        --           --          148              --           --
Foreign currency translation adjustment ..................       --        --           --           --             (73)          --
Net income ...............................................       --        --           --           --              --       14,786
                                                            -------   -------    ---------     --------        --------     --------
Balances, December 31, 2001 ..............................   48,535   $    49    $  71,929     $    (71)       $    (73)    $ 60,182
                                                            =======   =======    =========     ========        ========     ========

                                                                                                                    Mandatorily
                                                                                                                Redeemable Class B
                                                              Class A Units        Class B Units                      Units
                                                            ------------------   -----------------              ------------------
                                                             Number    Value     Number    Value      Total     Number     Value
                                                            -------   --------   ------   --------   --------   -------   --------
Balances, December 31, 1998 ..............................   23,993   $(51,359)    --     $  6,223   $(45,136)   14,070   $ 51,750
Issuance of common stock in conversion of outstanding
  units ..................................................  (23,993)    80,825     --       11,854     51,750   (14,070)   (51,750)
Issuance of common stock through initial public offering,
  net of issuance costs of $9,904 ........................       --         --     --           --    107,396        --         --
Unearned employee stock-based compensation ...............       --        830     --           --         --        --         --
Amortization of unearned stock-based compensation ........       --         --     --           --        244        --         --
Warrants issued in exchange for services .................       --        530     --           --        530        --         --
Net income ...............................................       --     12,184               7,145     40,234        --         --
Distributions to members .................................       --    (43,010)    --      (25,222)   (68,232)       --         --
                                                             ------   --------    ---     --------   --------   -------   --------
Balances, December 31, 1999 ..............................       --   $     --     --     $     --   $ 86,786        --   $     --
Issuance of common stock through employee stock purchase
  plan ...................................................       --         --     --           --        353        --         --
Issuance of common stock through exercise of warrants ....       --         --     --           --         --        --         --
Issuance of common stock on acquisition of MSI
  Communications, Inc. ...................................       --         --     --           --      2,500        --         --
Amortization of unearned stock-based compensation ........       --         --     --           --        367        --         --
Net income ...............................................       --         --     --           --     24,491        --         --
                                                             ------   --------    ---     --------   --------   -------   --------
Balances, December 31, 2000 ..............................       --   $     --            $     --   $114,497        --   $     --
Issuance of common stock through employee stock purchase
  plan ...................................................       --         --     --           --        580        --         --
Issuance of contingent common stock on acquisition of MSI
  Communications, Inc. ...................................       --         --     --           --      1,842        --         --
Warrants issued in exchange for services .................       --         --     --           --        236        --         --
Amortization of unearned stock-based compensation ........       --         --     --           --        148        --         --
Foreign currency translation adjustment ..................       --         --     --           --        (73)       --         --
Net income ...............................................       --         --     --           --     14,786        --         --
                                                             ------   --------    ---     --------   --------   -------   --------
Balances, December 31, 2001 ..............................       --   $     --     --     $     --   $132,016        --   $     --
                                                             ======   ========    ===     ========   ========   =======   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Year ended December 31,
                                                                                         -------------------------------
                                                                                           2001       2000       1999
                                                                                         --------   --------   ---------
Cash flows from operating activities:
     Net income ......................................................................   $ 14,786   $ 24,491   $  40,234
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ..............................................      5,038      1,015         401
          Provision for doubtful accounts ............................................        592      1,778         578
          Provision for excess and obsolete inventories ..............................      2,974      3,062       1,258
          Deferred tax provision (benefit) ...........................................        521        (54)    (18,726)
          Amortization of loan fees ..................................................         --         --       1,100
          Warrants issued in exchange for services ...................................        236         --         530
          Training costs financed by capital lease ...................................         --         --          65
          Amortization of stock-based compensation ...................................        148        367         244
          Forgiveness of loans to officers ...........................................         89         75          37
          Loss on disposal of assets .................................................         --         --           5
          Changes in operating assets and liabilities:
               Accounts receivable ...................................................     (4,652)   (18,811)     (9,933)
               Inventories ...........................................................     (2,375)   (13,077)    (15,577)
               Other current assets ..................................................       (340)      (518)       (908)
               Accounts payable ......................................................      4,587       (513)     17,735
               Accrued compensation ..................................................       (122)       816       1,211
               Deferred revenue ......................................................      4,550         --          --
               Other accrued liabilities .............................................        975     (1,282)      1,743
               Income taxes payable ..................................................      5,219       (508)        508
                                                                                         --------   --------   ---------
                    Net cash provided by (used in) operating activities ..............     32,226     (3,159)     20,505
                                                                                         --------   --------   ---------
Cash flows from investing activities:
     Acquisition of property and equipment ...........................................     (4,706)    (6,129)       (599)
     Acquisition of business, net of cash acquired ...................................     (6,336)   (10,568)         --
     Loans to officers ...............................................................       (300)      (300)     (1,951)
     Repayment of loan to officer ....................................................         --        425          --
     Decrease in other assets ........................................................         45          8          --
                                                                                         --------   --------   ---------
                    Net cash used in investing activities ............................    (11,297)   (16,564)     (2,550)
                                                                                         --------   --------   ---------
Cash flows from financing activities:
     Proceeds from term loan, net of fees ............................................         --         --      48,900
     Repayment of term loan ..........................................................         --         --     (50,000)
     Borrowings on line of credit ....................................................         --         --       9,500
     Repayment of line of credit .....................................................         --     (1,026)     (9,500)
     Payment of capital lease ........................................................       (180)      (830)         --
     Proceeds from employee stock purchase plan ......................................        580        353          --
     Proceeds from initial public offering, net of issuance costs ....................         --         --     107,396
     Repayment of notes payable ......................................................         --         --      (3,457)
     Distributions to members ........................................................         --         --     (68,232)
                                                                                         --------   --------   ---------
                    Net cash provided by (used in) financing activities                       400     (1,503)     34,607
                                                                                         --------   --------   ---------
Net increase (decrease) in cash and cash equivalents .................................     21,329    (21,226)     52,562
Effect of exchange rate changes on cash and cash equivalents .........................        (73)        --          --
Cash and cash equivalents, beginning of year .........................................     33,266     54,492       1,930
                                                                                         --------   --------   ---------
Cash and cash equivalents, end of year ...............................................   $ 54,522   $ 33,266   $  54,492
                                                                                         ========   ========   =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ........................................   $     64   $    136   $   1,081
                                                                                         ========   ========   =========
     Income taxes paid ...............................................................   $  4,815   $ 18,974   $     815
                                                                                         ========   ========   =========
     Fixed assets acquired under capital lease .......................................   $     --   $    258   $     765
                                                                                         ========   ========   =========
     Issuance of common stock in acquisition of business .............................   $  1,842   $  2,500   $      --
                                                                                         ========   ========   =========
     Conversion of mandatorily redeemable Class B units to common stock ..............   $     --   $     --   $  51,750
                                                                                         ========   ========   =========

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

     The Company provides telecommunications operators with equipment sourcing and services. The Company provides customers with a combination of new and redeployed equipment.

Note 2 - Summary of Significant Accounting Policies:

     Basis of Presentation

     The Company's fiscal years reported are the 52- or 53-week periods ending on the Sunday nearest to December 31. Fiscal years 2001, 2000 and 1999 comprised the 52-week periods ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

     Principles of Consolidation

     The Company acquired MSI Communications, Inc., In October 2000, formed Somera Communications B.V., incorporated in The Netherlands, in November 2000, and formed Somera Communications Pte Ltd., incorporated in Singapore, in August 2001. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for doubtful accounts receivable, slow-moving and obsolete inventory, sales returns reserves, valuation of goodwill and purchased intangibles and deferred taxes. Actual results could differ from those estimates.

     Revenue Recognition

     Substantially all of the Company's revenue is derived from the sale of products. Revenue is recognized upon delivery of product by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

     The Company also generates some services revenue in connection with equipment sales. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. Through 2001, revenue from services represented less than 5% of total revenue.

                           SOMERA COMMUNICATIONS, INC.

     Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products. A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on the Company's historical experience.

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

     The Company became a taxable entity on November 12, 1999. Prior to that date, Somera was treated as a partnership for federal and state income tax purposes. Consequently, federal income taxes were not payable, or provided for, by Somera. Somera's members were taxed individually on their share of Somera's earnings. Somera's net income or loss was allocated among the members in accordance with the regulations of Somera.

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

     For the year ended December 31, 2001, one customer accounted for 16.1% of net revenue and two customers each accounted for 14% of accounts receivable at December 31, 2001. For the year ended December 31, 2000, one customer accounted for 11.3% of net revenue and no customer accounted for more than 10% of accounts receivable. No individual customer accounted for more than 10% of net revenue or accounts receivable for the year ended December 31, 1999.

     One supplier accounted for 11.3% of equipment purchases in the year ended December 31, 2001. Two suppliers accounted for 15.9% and 11.8% of equipment purchases in the year ended December 31, 2000. No supplier accounted for 10% or more of equipment purchases in the year ended December 31, 1999.

     Foreign Currency Translation

     The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss.

     Foreign currency transaction gains and losses, which to date have not been material, are included in the statement of operations.

     Fair Value of Financial Instruments

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term maturities.

                           SOMERA COMMUNICATIONS, INC.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with remaining maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories

     Inventories, which are comprised of finished goods held for resale, including redeployed equipment, are stated at the lower of cost (determined on an average cost basis) or net realizable value. Costs may include refurbishment costs associated with repairing and reconfiguring redeployed equipment held for resale. Inventories are stated net of reserves for obsolete and slow moving items.

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

     Intangible Assets

     Intangible assets consist of acquired workforce and goodwill related to the Company's acquisition of MSI Communications, Inc. and a customer contract and goodwill related to the acquisition of the equipment repair business and certain assets and assumption of certain liabilities of Asurent Technologies, Inc. The customer contract is amortized on a straight-line basis over its estimated economic life of eighteen months.

     Impairment of Intangibles and Long-Lived Assets

     The Company assesses the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

                           SOMERA COMMUNICATIONS, INC.

     Stock-based Compensation

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its interpretations in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to nonemployees is accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 or EITF 96-18, "Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and valued using the Black-Scholes option pricing model.

     The Company amortizes stock based compensation arising from certain employee and non-employee stock option grants over the vesting periods of the related options, generally four years using the method set out in Financial Accounting Standards Board Interpretation No. 28 ("FIN 28"). Under the
FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options.

     Shipping and Handling

     The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees charged to customers are included in net revenue and the related costs are included in cost of net revenue.

     Advertising and Promotional Costs

     The Company expenses advertising and promotional costs as they are incurred. Advertising expense for 2001, 2000 and 1999, was $219,000, $247,000 and $20,000, respectively.

     Net Income Per Share

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

                                                             Year Ended December 31,
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
Numerator
     Net income ........................................   $14,786   $24,491   $40,234
Denominator
     Weighted average shares--basic ....................    48,260    47,928    39,408
     Dilutive effect of options and warrants to purchase
        shares and escrow shares .......................       365       401        76
                                                           -------   -------   -------
Weighted average shares--diluted .......................    48,625    48,329    39,484
                                                           -------   -------   -------
Net income per share--basic ............................   $  0.31   $  0.51   $  1.02
                                                           =======   =======   =======
Net income per share--diluted ..........................   $  0.30   $  0.51   $  1.02
                                                           =======   =======   =======

                           SOMERA COMMUNICATIONS, INC.

     For the year ended December 31, 2001, 404,478 and 127,581 shares of common stock were excluded from the basic and fully diluted calculations of net income, respectively. For the year ended December 31, 2000, 404,478 and 288,913 shares of common stock were excluded from the basic and fully diluted calculations of net income, respectively. These shares are considered contingent as they were issued in connection with the MSI acquisition and held in escrow until certain contingencies are resolved. In addition, for the years ended December 31, 2001, 2000 and 1999, options to purchase 5,001,518, 182,750 and 2,432,250 shares of common stock were excluded from the fully diluted calculation as their effect would be anti-dilutive.

     Comprehensive Income

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Foreign currency translation losses of $73,000 resulted in total comprehensive income of $14,713,000 for the year ended December 31, 2001. There was no difference between the Company's net income and its total comprehensive income for the years ended December 31, 2000 and 1999.

     Reclassifications

     Certain financial statement items have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported net earnings.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141") "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is required to adopt the provisions of SFAS 142 on January 1, 2002. In the year ended December 31, 2001, the Company recorded approximately $1,399,000 of amortization expense on goodwill and acquired workforce which would not have been recognized if this standard were in effect for the current year. For business combinations initiated after June 30, 2001, the Company will follow the non-amortization method under SFAS 142.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS 144 on its financial position and results of operations.

                           SOMERA COMMUNICATIONS, INC.

Note 3 - Acquisitions

MSI Communications, Inc.

     On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. ("MSI"), a data networking equipment sales and services company, for $10.6 million in cash including acquisition costs, and 693,391 shares of common stock issued to MSI shareholders and held in an escrow account. The acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition. The shares to be released from escrow may be reduced based on resolution of certain contingencies. As of the acquisition date, 288,913 shares, valued at $2,500,000, were expected to be earned and were included in the allocated purchase price. The remaining 404,478 shares, valued at $3,500,000, were to be earned based on certain financial performance and employee retention milestones as of December 31, 2001 and 2002, resulting in an increase to the purchase price resulting in an increase in goodwill. The share values were calculated based on the average closing price of the last five business days prior to the acquisition date.

     As of December 31, 2001, both the financial performance and employee retention milestones for 2001 were achieved. As a result, 225,865 shares valued at $1,842,000, using the year-end closing price, were earned, resulting in an increase in the purchase price as detailed below.

     The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The additional 225,865 shares released from escrow due to the resolution of certain contingencies, valued using the year-end closing price, increased the purchase price by approximately $1,842,000, resulting in an increase in goodwill of the same amount. The total purchase price including the adjustment for achieving the year-end 2001 milestones was allocated as follows (in thousands):

Current assets ....................................................    $  3,317
Property and equipment, net .......................................         187
Deferred tax assets ...............................................         898
Assumed liabilities ...............................................      (3,453)
Acquired workforce ................................................         690
Goodwill ..........................................................      13,534
                                                                       --------
Total purchase price ..............................................    $ 15,173
                                                                       ========

     The amortization of acquired workforce and goodwill was computed over three and ten years, respectively, on a straight-line basis for the years ended December 31, 2001 and 2000. Pursuant to SFAS 142 guidelines, for years subsequent to December 31, 2001, the carrying values of these assets will be reviewed for impairment on an annual basis, but no amortization will be recorded.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and MSI as if the acquisition had occurred January 1, 1999.

                                                       Year Ended December 31,
                                                      --------------------------
(in thousands except for per share data)                 2000           1999
                                                      -----------    -----------
Net revenue                                             $221,403       $139,826
Net income                                              $ 23,189       $ 38,861
Net income per share - basic                            $   0.48       $   0.99
Net income per share - diluted                          $   0.48       $   0.98

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

Asurent Technologies, Inc.

     On October 10, 2001 the Company acquired the equipment repair business and certain assets and liabilities of Asurent Technologies, Inc. ("Asurent"), a telecommunications equipment sales and repair business, for $6,336,000 in cash including acquisition costs. The Company followed the guidance of SFAS 141 for this acquisition. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows:

Current assets .....................................................    $ 1,819
Property and equipment, net ........................................        428
Assumed liabilities ................................................       (965)
Customer contract ..................................................        845
Goodwill ...........................................................      4,209
                                                                        -------
  Total purchase price .............................................    $ 6,336
                                                                        =======

     The amortization of the customer contract is being computed over the calculated length of the contract of eighteen months on a straight-line basis. In accordance with SFAS 142, no amortization has been recorded on the Asurent goodwill. Goodwill is deductible for tax purposes over a fifteen year period.

     Pro forma results of operations for the Asurent acquisition have not been presented because the effects of the acquisition were not material.


Note 4--Balance Sheet Accounts (in thousands):

Property and Equipment, Net                                     December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    -------
Computer and telephone equipment ........................   $ 10,366    $ 7,335
Office equipment and furniture ..........................      1,204        366
Warehouse equipment .....................................        486        642
Leasehold improvements ..................................      1,972        510
                                                            --------    -------
                                                              14,028      8,853
Less accumulated depreciation and amortization ..........     (5,341)    (1,745)
                                                            --------    -------
                                                            $  8,687    $ 7,108
                                                            ========    =======

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999, amounted to $3,554,000, $713,000 and $401,000, respectively.

     Property and equipment included $258,000 under capital leases at December 31, 2000, with related accumulated depreciation of $95,000. There was no property or equipment under capital leases at December 31, 2001.

                           SOMERA COMMUNICATIONS, INC.

Intangible Assets, Net                                         December 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Acquired workforce .................................     $    690      $    690
Customer contract ..................................          845            --
Goodwill ...........................................       17,744        11,693
                                                         --------      --------
                                                           19,279        12,383
Less accumulated amortization ......................       (1,786)         (302)
                                                         --------      --------
                                                         $ 17,493      $ 12,081
                                                         ========      ========

Inventory, Net                                                 December 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Finished goods ......................................... $ 33,250      $ 31,879
Less reserve for excess and obsolete inventory .........   (3,241)       (2,163)
                                                         --------      --------
                                                         $ 30,009      $ 29,716
                                                         ========      ========

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

     On August 31, 1999, the Company entered into an agreement under which a syndicate of banks, led by Fleet National Bank provided a $50,000,000 term loan and $15,000,000 revolving loan facility, which replaced the previous facility. Proceeds, net of issuance costs of approximately $1,100,000, from the term loan were $48,900,000. The issuance costs were capitalized and were being amortized to interest expense over the term of the loan using the effective interest method. The term loan and balance outstanding on the revolving loan facility were repaid in November 1999 using a portion of the proceeds from the Company's initial public offering. As a result, the Company wrote off the balance of the capitalized issuance costs.

     On February 9, 2001, the Company entered into a credit facility with Wells Fargo HSBC Trade Bank which provides for issuances of letters of credit, primarily for procurement of inventory. On September 6, 2001, the agreement was amended to increase the facility from $3,000,000 to $4,000,000. The credit agreement requires facility fees which are not significant, as well as the maintenance of certain minimum net worth and other financial ratios. As of December 31, 2001, the Company had $232,000 in letters of credit outstanding. The Company had no long-term debt as of December 31, 2001.

Note 6--Commitments:

     The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to four years. Rent expense, net of sublease income, for the years ended December 31 2001, 2000 and 1999, was $2,296,000, $1,101,000 and $579,000, respectively.

                           SOMERA COMMUNICATIONS, INC.

     Future minimum lease payments, net of sublease proceeds of $432,000 in 2002 and $110,000 in 2003, under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                        ------
2002 ...............................................................    $2,355
2003 ...............................................................     2,162
2004 ...............................................................     1,302
2005 ...............................................................       656
                                                                        ------
Total minimum lease payments .......................................    $6,475
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

Note 7--Stockholders' Equity/Members' Deficit:

     Somera's capital included two classes of units--Class A and Class B. At December 31, 1998 there were 23,993,000 Class A units and 14,070,000 Class B mandatorily redeemable units outstanding. Each unit represented the members' proportionate allocation of net income or net loss.

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

                           SOMERA COMMUNICATIONS, INC.

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

     In July 1999, the Company issued warrants to purchase 112,500 shares of common stock in exchange for services. The warrants were immediately vested. The fair value of the warrants of approximately $337,000 has been recorded as an expense in 1999. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 5.65% and a term of two years. These warrants were not exercised and expired in July, 2001.

     In September 2001, the Company issued warrants to purchase 170,250 shares of common stock in exchange for recruitment services. The warrants were immediately vested. The fair value of the warrants of approximately $236,000 has been recorded as an expense in 2001. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 3.30% and a term of three years.

     1999 Stock Option Plans

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

                           SOMERA COMMUNICATIONS, INC.

consultants, at prices no less than 100% and 85%, respectively, of the fair market value of the common shares at the date of grant. Options granted under the Plan vest at a rate of 25% after one year with the remaining vesting evenly over the next three years. The options expire ten years from the date of grant.

     In July 1999, the Company issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000, which is being amortized over the vesting period of the underlying options of four years. Amortization expense associated with unearned stock-based compensation totaled $148,000, $367,000 and $244,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In January 2001, the Board approved the increase in the number of options available for grant by 1,943,770 pursuant to the provisions of the Plan. This represents the annual increase calculated as 4% of the total outstanding shares as of the beginning of the fiscal year.

     Activity under the Plan is set forth below:

                                                                       Weighted
                                                                       Average
                                             Available   Outstanding   Exercise
                                             For Grant     Shares       Price
                                             ---------   -----------   --------
Shares reserved at plan inception .......    6,750,000
   Options assumed from Unit Plan .......   (2,943,343)   2,943,343     $  9.53
   Options granted ......................     (150,000)     150,000       11.00
                                            ----------    ---------     -------
Balances, December 31, 1999 .............    3,656,657    3,093,343     $  9.60
                                            ----------    ---------     -------
   Options granted ......................   (2,683,500)   2,683,500     $ 10.90
   Options canceled .....................      237,520     (237,520)      11.26
                                            ----------    ---------     -------
Balances, December 31, 2000 .............    1,210,677    5,539,323     $ 10.16
                                            ----------    ---------     -------
   Annual increase ......................    1,943,770           --          --
   Options granted ......................   (1,750,725)   1,750,725     $  5.48
   Options canceled .....................      532,542     (532,542)      10.61
                                            ----------    ---------     -------
Balances, December 31, 2001 .............    1,936,234    6,757,506     $  7.58
                                            ----------    ---------     -------

     At December 31, 2001, 2,422,083 options outstanding were exercisable.

     During 1999, options to purchase 830,000 shares of the Company's common stock, with a weighted average exercise price of $8.50 per share and a weighted average fair value of $3.05 per share, were granted with exercise prices below the estimated market value at the date of grant.

     During 2001, 2000 and 1999, options to purchase 1,750,725, 2,683,500 and
2,263,343 shares of the Company's common stock, with weighted average exercise prices of $5.48, $10.90 and $10.00 per share and weighted average fair values of $3.66, $4.82 and $2.54 per share, respectively, were granted with exercise prices equal to the estimated market value at the date of grant.

     1999 Director Option Plan

     In September 1999, the Company adopted the 1999 Director Option Plan (the "Director Plan"), which provides for the grant of non-statutory stock options to non-employee directors. The Director Plan has a term of ten years. A total of 300,000 shares of the Company's common stock, plus an annual increase equal to the number of shares needed to restore the number of shares of common stock that are available for grant under the Director Plan to 300,000 shares, have been reserved for issuance under the Director Plan. As of December 31, 2001, no options have been granted under the Director Plan.

                           SOMERA COMMUNICATIONS, INC.

     Executive Stock Option Agreements

     In September 2001, the Company issued stock options to purchase 1,923,000 and 500,000 shares of common stock in two separate stock option agreements to two officers of the Company. The options were granted with an exercise price equal to the stock's fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant.

     In September 2001, the Company issued stock options to purchase 824,000 shares of stock to an officer of the Company. The options were granted with an exercise price equal to the stock's fair market value on the date of grant. The options are time accelerated restricted stock awards which become fully vested seven days prior to their expiration date, September 2007. The options are subject to accelerated vesting if certain performance criteria are met.

     The aggregate of the Company's options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:

                   Options Outstanding                          Options Exercisable
------------------------------------------------  ----------------------------------------
                                    Weighted
                                    Average        Weighted
                                    Remaining      Average                     Weighted
                                Contractual Life   Exercise     Number         Average
Exercise Price    Outstanding       in Years        Price     Exercisable   Exercise Price
---------------   -----------   ----------------   --------   -----------   --------------
$4.50 - $6.30       4,555,975         8.97          $ 4.76        32,981        $ 5.38
$7.57 - $10.75      3,714,551         8.32            9.40     1,500,217          9.07
$11.00 - $13.50     1,733,980         7.94           11.08       888,885         11.06
                   ----------         ----          ------     ---------        ------
                   10,004,506         8.55          $ 7.58     2,422,083        $ 9.75
                   ==========         ====          ======     =========        ======


     Employee Stock Purchase Plan

     In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "ESPP"), which provides eligible employees with an opportunity to purchase the Company's common stock at a discount through accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the ESPP. In February and August 2001, 50,364 and 67,938 shares, respectively, were issued under the ESPP, generating contributions of $580,000. The weighted average estimated fair values of the ESPP awards issued during fiscal 2001 and 2000 were $2.19 and $3.01 per share, respectively. In August 2000, 36,718 shares were issued under the plan generating contributions of $353,000.

     Pro-forma Stock-based Compensation

     The Company has adopted the disclosure-only provisions of SFAS 123 for option grants to employees. Had compensation cost been determined based on the fair value at the grant date for the awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net income for 2001, 2000 and 1999 would have been as follows (in thousands, except per share data):

                           SOMERA COMMUNICATIONS, INC.

                                                   Year Ended December 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
Net income--as reported ....................   $ 14,786   $ 24,491   $ 40,234
Net income--as adjusted ....................   $  2,170   $ 19,088   $ 38,862
Net income per share--basic as reported ....   $   0.31   $   0.51   $   1.02
Net income per share--basic as adjusted ....   $   0.04   $   0.40   $   0.99
Net income per share--diluted as reported ..   $   0.30   $   0.51   $   1.02
Net income per share--diluted as adjusted ..   $   0.04   $   0.39   $   0.98

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

                                     Employee Stock Option Plan   Employee Stock Purchase Plan
                                     --------------------------   ----------------------------
                                       2001     2000     1999            2001      2000
                                       ----     ----     ----            ----      ----
Risk-free interest rate ..........     4.15%    5.88%    5.62%           4.22%     6.13%
Expected life (in years) .........        5        5        5            0.50      0.50
Dividend yield ...................        0%       0%       0%              0%        0%
Expected volatility ..............       92%      40%       0%             79%       40%

     The Company used a volatility factor of 0% for options granted while it was a private company. The determination of fair value of all options granted subsequent to the Company's initial public offering included an expected volatility based on the volatility of similar public companies and the volatility of the Company's common stock since its initial public offering, in addition to the factors described in the preceding paragraph. Accordingly, the above results may not be representative of future periods. All options outstanding at December 31, 1999 were granted prior to the completion of the Company's initial public offering.

Note 8--401(k) Savings Plan:

     In February 1998, the Company adopted a 401(k) Savings Plan (the "Savings Plan") which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of their gross compensation not to exceed the annual IRS limitation for any plan year ($10,500 in 2001). The Company matches 25% of employee contributions on the first 5% of their contributions for all employees who receive less than 50% of their total compensation in the form of incentive compensation. The Company made matching contributions of $144,000, $55,000, and $24,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan is interest free, collateralized by the principal residence of the officer, and had an original term of six months. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. The due date

                           SOMERA COMMUNICATIONS, INC.

of the new loan and remaining loan principal on the original loan, excluding the amount to be forgiven, were extended to October 19, 2003.

     On May 1, 2001, the Company entered into a mortgage loan agreement under which it advanced $300,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced will be forgiven as to $22,500 on the first anniversary of the note, $25,000 on each of the second and third anniversaries of the note, $50,000 on each of the fourth through seventh anniversaries and $27,500 the final year. If the officer's employment with the Company ceases for any reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent on the reason for the officer's termination, and ranges from one to six months from the date of termination of employment.

     As a result of the above, the Company recorded compensation charges of $89,000, $75,000 and $37,000, equal to the total amounts forgiven in 2001, 2000 and 1999. The amounts scheduled to be repaid or forgiven during the year ended December 31, 2002 have been included in other current assets.

Note 10--Income Taxes:

     The provision for (benefit from) income taxes for the years ended December 31, 2001, 2000 and 1999 consist of the following (in thousands):

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                       2001        2000        1999
                                                                     --------    --------    --------
Current:
     Federal .....................................................   $  8,120    $ 13,969    $  1,071
     State .......................................................      2,264       3,822         252
     Foreign .....................................................         23          --          --
                                                                     --------    --------    --------
                                                                       10,407      17,791       1,323
Deferred:
     Federal--tax effects of incorporating flow-through entity ...         --          --     (16,730)
     State--tax effects of incorporating flow-through entity .....         --          --      (2,789)
     Federal--post incorporation .................................        464         (59)        667
     State--post incorporation ...................................         57           5         126
                                                                     --------    --------    --------
                                                                          521         (54)    (18,726)
                                                                     --------    --------    --------
                                                                     $ 10,929    $ 17,737    $(17,403)
                                                                     ========    ========    ========

     As a limited liability company, Somera was not subject to federal or state income taxes prior to November 12, 1999. Concurrent with the assumption by Somera, Inc. of the assets liabilities and operations of Somera, a deferred tax asset of $19,018,000, arising from the difference in the tax and book basis of Somera's net assets, was recorded in net income on November 12, 1999.

                           SOMERA COMMUNICATIONS, INC.

     The net deferred tax asset as of December 31, 2001 and 2000 was comprised of the following (in thousands):

                                                                                  December 31,
                                                                              --------------------
                                                                                2001        2000
                                                                              --------    --------
Deferred tax asset (liability):
     Property and equipment ...............................................   $   (379)   $   (178)
     Reserves and accruals ................................................      3,606       2.558
     Difference in tax and book basis of net assets upon conversion, net ..     15,543      16,889
     Net operating loss carryforward ......................................        555         671
     Intangible assets ....................................................       (168)       (262)
                                                                              --------    --------
          Total deferred tax asset ........................................     19,157      19,678
     Valuation allowance ..................................................         --          --
                                                                              --------    --------
          Net deferred tax asset ..........................................   $ 19,157    $ 19,678
                                                                              ========    ========

     A reconciliation of the actual income tax rate to the federal statutory rate follows:

                                                                          Year Ended December 31,
                                                                         -------------------------
                                                                         2001     2000      1999
                                                                         -----    -----    -------
Tax at federal statutory rate ........................................   35.00%   35.00%     34.00%
State taxes (net of federal tax benefit) .............................    5.95%    6.11%      7.89%
Difference in tax and book basis of net assets upon conversion, net ..      --       --    (512.85)%
Non-deductible goodwill ..............................................    1.59%      --         --
Other ................................................................    (.04)%   0.89%      1.67%
                                                                         -----    -----    -------
Effective tax rate ...................................................   42.50%   42.00%   (469.29)%
                                                                         -----    -----    -------

     The domestic and foreign components of earnings before taxes are:

                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                           2001         2000         1999
                                                                         --------     --------     --------
U.S. .................................................................   $ 25,650     $ 42,228     $ 22,831
Non-U.S ..............................................................         65           --           --
                                                                         --------     --------     --------
                                                                         $ 25,715     $ 42,228     $ 22,831
                                                                         ========     ========     ========

     At December 31, 2001 the Company has federal and state net operating loss carryforwards of approximately $1.2 million and $1.8 million, respectively, available to offset future regular and alternative minimum taxable income. The federal carryforwards will begin to expire in 2019 and the state carryforwards will begin to expire in 2007 if not utilized.

     The Company has not provided for U.S. Federal income taxes on $65,000 of non-U.S subsidiaries' undistributed earnings as of December 31, 2001. The Company intends to invest these earnings indefinitely in operations outside the United States.

Note 11--Segment Information:

     The Company has adopted Statement of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The Company markets products and related services to customers primarily in the United States, Canada, Europe, Asia, and Latin America.

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

                           SOMERA COMMUNICATIONS, INC.

     The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                                     New     Redeployed     Total
                                                   -------   ----------   --------
Year ended December 31, 1999
     Revenue ...................................   $44,316    $ 82,545    $126,861
                                                   -------    --------    --------
     Gross profit ..............................   $ 7,410    $ 36,690    $ 44,100
                                                   -------    --------    --------
Year ended December 31, 2000
     Revenue ...................................   $90,713    $120,479    $211,192
                                                   -------    --------    --------
     Gross profit ..............................   $16,913    $ 59,661    $ 76,574
                                                   -------    --------    --------
Year ended December 31, 2001
     Revenue ...................................   $90,879    $130,377    $221,256
                                                   -------    --------    --------
     Gross profit ..............................   $17,658    $ 55,120    $ 72,778
                                                   -------    --------    --------

     Net revenue information by geographic area is as follows (in thousands):

                                                   Net Revenue
                                                   -----------
Year ended December 31, 1999:
     United States..............................    $ 113,065
     Canada ....................................        4,058
     Latin America..............................        7,662
     Other......................................        2,076
                                                    ---------
          Total.................................    $ 126,861
                                                    =========
Year ended December 31, 2000:
     United States..............................    $ 194,663
     Canada ....................................        6,415
     Latin America..............................        6,640
     Other .....................................        3,474
                                                    ---------
          Total.................................    $ 211,192
                                                    =========
Year ended December 31, 2001:
     United States..............................    $ 199,809
     Canada ....................................        4,421
     Latin America..............................       11,368
     Europe ....................................        1,803
     Asia ......................................        3,060
     Other .....................................          795
                                                    ---------
          Total.................................    $ 221,256
                                                    =========

     Substantially all long-lived assets are maintained in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the information relating to the directors of the Registrant and compliance with Section 16(a) of the Exchange Act that is contained in the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders scheduled to be held on May 22, 2002, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001.

     The information required by this Item relating to the executive officers is contained in Item 1 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information relating to executive compensation that is contained in the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders scheduled to be held on May 22, 2002, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information relating to security ownership of certain beneficial owners and management that is contained in the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders scheduled to be held on May 22, 2002, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information relating to certain related party transactions that is contained in the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders scheduled to be held on May 22, 2002, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements and Financial Statement Schedules.

     2.   List of Financial Statement Schedules.

          II.  Valuation and Qualifying Accounts and Reserves

     3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report

Exhibit
Number                                      Exhibit Title
-------     --------------------------------------------------------------------------------------------
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

10.15(c)    Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16(c)    Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera
            Communications, Inc.

10.17(c)    Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18(b)    Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19(c)    Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and
            Stena Realty BV

10.20(c)    Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications,
            Inc.

10.21(c)    First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and
            Somera Communications, Inc.

10.22(c)    Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

10.23(d)    Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A.
            dated February 9, 2001.

10.24(e)    Employment Agreement between Somera Communications, Inc. and Dan Firestone.

10.25(e)    Employment Agreement between Somera Communications, Inc. and Rick Darnaby.

10.26       Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.

Notes:

     (a) Incorporated by reference to the Company's Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).

     (b) Incorporated by reference to the Company's Report on Form 8-K, filed on October 27, 2000.

     (c) Incorporated by reference to the Company's Report on Form 10-K, filed on March 29, 2001.

     (d) Incorporated by reference to the Company's Report on Form 10-Q, filed on May 14, 2001.

     (e) Incorporated by reference to the Company's Report on Form 10-Q, filed on November 14, 2001.

(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2002.

                      Somera Communications, Inc.


                                           /S/ RICK DARNABY
                           ----------------------------------------------------
                      By: (Rick Darnaby, President and Chief Executive Officer)

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Rick Darnaby and Gary J. Owen, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 15, 2002:


                Signature                             Title
                ---------                             -----


                                           President, Chief Executive Officer
           /s/ Rick Darnaby                and Director
----------------------------------------   (Principal Executive Officer)
            (Rick Darnaby)


       /s/ Daniel A. Firestone            Executive Chairman of the Board
----------------------------------------
        (Daniel A. Firestone)


                                           Chief Financial Officer and Assistant
           /s/ Gary J. Owen                Secretary (Principal Financial and
----------------------------------------   Accounting Officer)
            (Gary J. Owen)


             /s/ Gil Varon                 Director
----------------------------------------
             (Gil Varon)


        /s/ Walter G. Kortschak            Director
----------------------------------------
        (Walter G. Kortschak)


          /s/ Peter Y. Chung               Director
----------------------------------------
           (Peter Y. Chung)


           /s/ Barry Phelps                Director
----------------------------------------
            (Barry Phelps)

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of Somera Communications, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 29, 2002, appearing on page 26 of this Annual Report on Form 10-K also included an audit of the financial statement schedule appearing in Schedule II of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/   PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
January 29, 2002

                                  Valuation and Qualifying Accounts and Reserves
                                  ----------------------------------------------

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                 Additions
                                                    Balance at   Charged to                Balance at
                                                    Beginning    Costs and                   End of
                                                    of Period     Expenses    Deductions     Period
                                                    ----------   ----------   ----------   ----------
Year ended December 31, 1999
   Allowance for sales returns and warranty
   obligations ..................................     $  285       $  670       $  485       $  470
   Allowance for doubtful accounts ..............        249          578           91          736
   Allowance for excess and obsolete inventory ..         57        1,258          673          642
Year ended December 31, 2000
   Allowance for sales returns and warranty
   obligations ..................................     $  470       $3,380       $3,118       $  732
   Allowance for doubtful accounts ..............        736        1,778        1,184        1,330
   Allowance for excess and obsolete inventory ..        642        3,062        1,541        2,163
Year ended December 31, 2001
   Allowance for sales returns and warranty
   obligations ..................................     $  732       $3,422       $3,160       $  994
   Allowance for doubtful accounts ..............      1,330          592          221        1,701
   Allowance for excess and obsolete inventory ..      2,163        2,974        1,896        3,241