Form 10-Q
period 2002-03-31
SOMERA COMMUNICATIONS INC
filed 2002-05-15
CIK 1094243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from                  to                     .

Commission File Number 000-27843

Somera Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0521878 (IRS Employer Identification No.)

5383 Hollister Avenue, Santa Barbara, CA 93111
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (805) 681-3322

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, $0.001 par value	48,798,335

SOMERA COMMUNICATIONS, INC.

PART I         FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	Mar. 31, 2002	Dec. 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$49,367	$54,522
Short-term investments	1,968	—
Accounts receivable, (net of allowance for doubtful accounts of $1,450 and $1,701 at March 31, 2002 and December 31, 2001 )	35,150	43,275
Inventories, net	26,915	30,009
Deferred tax asset, current portion	4,857	4,857
Other current assets	6,348	2,879

Total current assets	124,605	135,542
Property and equipment, net	9,314	8,687
Deferred tax asset, net of current portion	13,996	14,300
Other assets	1,030	1,060
Intangible assets	17,372	17,493

Total assets	$166,317	$177,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,961	$29,694
Accrued compensation	1,866	2,401
Other accrued liabilities	2,070	3,202
Deferred revenue	3,817	4,550
Income taxes payable	4,550	5,219

Total current liabilities	30,264	45,066

Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	72,311	71,929
Unearned stock-based compensation	(48)	(71)
Accumulated other comprehensive income	(80)	(73)
Retained earnings	63,821	60,182

Total stockholders’ equity	136,053	132,016

Total liabilities and stockholders’ equity	$166,317	$177,082

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net revenue	$55,001	$47,809
Cost of net revenue	36,210	32,475

Gross profit	18,791	15,334

Operating expenses:
Sales and marketing	7,293	5,983
General and administrative	5,473	4,865
Amortization of intangible assets	127	350
Restructuring charges	—	352

Total operating expenses	12,893	11,550

Income from operations	5,898	3,784
Interest income, net	218	507

Income before income taxes	6,116	4,291
Income tax provision	2,477	1,818

Net income	3,639	2,473

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(11)	11

Comprehensive income	$3,628	$2,484

Net income per share—basic	$0.07	$0.05

Weighted average shares—basic	48,589	48,215

Net income per share—diluted	$0.07	$0.05

Weighted average shares—diluted	49,953	48,376

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$3,639	$2,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,184	984
Provision for doubtful accounts	(214)	—
Provision for excess and obsolete inventories	508	452
Deferred tax provision	304	306
Amortization of stock-based compensation	23	47
Forgiveness of loans to officers	24	19
Changes in operating assets and liabilities:
Accounts receivable	8,339	7,901
Inventories	2,586	446
Other current assets	(3,469)	304
Accounts payable	(11,733)	(1,865)
Accrued compensation	(535)	(1,031)
Deferred revenue	(733)	—
Other accrued liabilities	(1,132)	(123)
Income taxes payable	(669)	1,120

Net cash (used in) provided by operating activities	(1,878)	11,033

Cash flows from investing activities:
Acquisition of property and equipment	(1,690)	(2,404)
Purchase of short-term investments	(1,965)	—
Decrease in other assets	6	5

Net cash used in investing activities	(3,649)	(2,399)

Cash flows from financing activities:
Payment of capital lease	—	(180)
Proceeds from stock options exercises	64	—
Proceeds from employee stock purchase plan	318	265

Net cash provided by financing activities	382	85

Net (decrease) increase in cash and cash equivalents	(5,145)	8,719
Effect of exchange rate changes in cash and cash equivalents	(10)	11

Cash and cash equivalents, beginning of period	54,522	33,266

Cash and cash equivalents, end of period	$49,367	$41,996

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company and Basis of Presentation:

Somera Communications, Inc. (“Somera, Inc.” or the “Company”) was formed in August 1999 and is incorporated under the laws of the State of Delaware. Prior to the effectiveness of its initial public offering in November 1999, the Company operated as a limited liability company since its founding in 1995. The Company is a provider of telecommunications infrastructure equipment (both new and redeployed) and services to telecommunications operators.

The accompanying unaudited interim consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 2001 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported earnings, financial condition, or cash flows.

Note 2—Balance Sheet Components (in thousands):

	Mar. 31, 2002	Dec. 31, 2001
Inventories held for sale	$29,630	$33,250
Reserve for excess and obsolete inventory	(2,715)	(3,241)

Inventories, net	$26,915	$30,009

Note 3—Acquisitions

MSI Communications, Inc.

On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. (“MSI”), a data networking equipment sales and services company, for $10.6 million in cash including acquisition costs, and 693,391 shares of common stock issued to MSI shareholders and held in an escrow account. The acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition. The shares to be released from escrow may be reduced based on resolution of certain contingencies. As of the acquisition date, 288,913 shares, valued at $2,500,000, were expected to be earned and were included in the allocated purchase price. The remaining 404,478 shares, valued at $3,500,000, were to be earned based on certain financial performance and employee retention milestones as of December 31, 2001 and 2002, resulting in an increase to the purchase price resulting in an increase in goodwill. The share values were calculated based on the average closing price of the last five business days prior to the acquisition date.

As of December 31, 2001, both the financial performance and employee retention milestones for 2001 had been achieved. As a result, 225,865 shares valued at $1,842,000, using the year-end closing price, were earned, resulting in an increase in the purchase price.

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

The amortization of acquired workforce and goodwill was computed over three and ten years, respectively, on a straight-line basis for the year ended December 31, 2001. Pursuant to SFAS 142 guidelines (see Note 4), for years subsequent to December 31, 2001, the carrying values of goodwill will be reviewed for impairment on an annual basis, but no amortization will be recorded.

Pro forma information has not been provided as the financial results of MSI have been included in the results of operations for all periods presented.

Asurent Technologies, Inc.

On October 10, 2001 the Company acquired the equipment repair business and certain assets and liabilities of Asurent Technologies, Inc. (“Asurent”), a telecommunications equipment sales and repair business, for $6,336,000 in cash including acquisition costs. The Company followed the guidance of SFAS 141 for this acquisition (see Note 4). The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill.

The purchase price was allocated as follows:

Current assets	$1,819
Property and equipment, net	428
Assumed liabilities	(965)
Customer contract	845
Goodwill	4,209

Total purchase price	$6,336

The amortization of the customer contract is being computed over the calculated length of the contract of eighteen months on a straight-line basis. In accordance with SFAS 142, no amortization has been recorded on the Asurent goodwill.

Pro forma results of operations for the Asurent acquisition have not been presented because the effects of the acquisition were not material.

Note 4—Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”) “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 required business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadened the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles were required to be evaluated against these new criteria and may have resulted in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may have been separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result of the adoption, the Company subsumed $412,000 in acquired workforce into goodwill. For the quarter ended March 31, 2001, the Company recorded approximately $350,000 of amortization expense on goodwill and acquired workforce which would not have been recognized if this standard were in effect for that quarter. For business combinations initiated after June 30, 2001, the Company has followed the non-amortization method under SFAS 142. The Company is currently reviewing the impact of the adoption of SFAS 142, including the transition impairment tests. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of the provisions of SFAS 144 on January 1, 2002 had no significant impact on the Company’s financial position, results of operations, or cash flows.

Note 5—Basic and Diluted Net Income per Share:

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

	Three Months Ended Mar. 31,
	2002	2001
Numerator
Net income	$3,639	$2,473

Denominator
Weighted average shares—basic	48,589	48,215
Dilutive effect of options and warrants to purchase shares and escrow shares	1,364	161

Weighted average shares—diluted	49,953	48,376

Net income per share—basic	$0.07	$0.05

Net income per share—diluted	$0.07	$0.05

Options to purchase 4,740,396 and 5,044,333 shares of common stock have been excluded from the calculation of net income per share-diluted for the three-month periods ended March 31, 2002 and 2001, respectively, as their effect is anti-dilutive.

Note 6—Restructuring Charges:

On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, the Company undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The terminations were across the board and were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all of which were paid in 2001.

Note 7—Segment Information:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally two segments: new equipment and redeployed equipment. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended Mar. 31,
	2002	2001
Net revenue:
New equipment	$17,562	$26,665
Redeployed equipment	37,439	21,144

Total	$55,001	$47,809

Gross profit:
New equipment	$3,231	$5,573
Redeployed equipment	15,560	9,761

Total	$18,791	$15,334

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended Mar. 31,
	2002	2001
Net revenue:
United States	$47,244	$44,864
Canada	448	1,052
Latin America	4,446	1,458
Europe	920	305
Asia	1,123	98
Other	820	32

Total	$55,001	$47,809

Substantially all long-lived assets are maintained in the United States.

Note 8—Subsequent Events:

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2,000,000 to the chief executive officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven as to $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this Report as well as other factors discussed in our Form 10-K filed with the Securities and Exchange Commission on March 18, 2002 under the heading “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

We provide telecommunications operators with a broad range of infrastructure equipment and related services designed to meet their specific and changing needs. We offer our customers a unique combination of new and redeployed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers’ dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, installation/de-installation, diagnostics, repair and customization services. To date, we have not generated significant revenues from these services. Our innovative equipment and service offerings are delivered through our team of more than 170 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution infrastructure to provide our customers with rapidly deployable equipment solutions. Our customers include incumbent local exchange carriers, long distance carriers, wireless carriers, competitive local exchange carriers, and internet service providers. Incumbent local exchange carriers, or ILECs, provided local telephone service on an exclusive basis prior to deregulation. Since deregulation, competitive local exchange carriers, or CLECs, have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

We purchase redeployed equipment primarily from telecommunications operators, many of whom are also our customers, as well as from resellers. We purchase the new equipment we sell primarily from OEMs and distributors. By using our proprietary relationship management database to track operators’ redeployed base of equipment and planned equipment purchases, we are able to offer our customers a broad range of equipment. We generally have not entered into long-term contracts or distribution arrangements with our suppliers, and if we fail to develop and maintain our relationships with our suppliers, our business will suffer.

Substantially all of our equipment sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of products without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provisions for returns and warranty obligations, where significant, when we ship equipment to our customers, provided that there are no significant post-delivery obligations, the fee is fixed and determinable and collection of the resulting receivable is probable. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

We also generate some services revenue in connection with equipment sales. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. We recognize revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. Through 2002 revenue from services represented less than 7% of total revenue. We expect revenues from services to increase in absolute terms although such revenues may fluctuate as a percentage of net revenue.

The market for telecommunications equipment is characterized by intense competition. We believe that our ability to remain competitive depends on enhancing the existing service levels we provide to our customers, acquiring access to a broader selection of equipment, developing new customer relationships and expanding our existing customer penetration levels.

Results of Operations

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended Mar. 31,
	2002	2001
Net revenue	100.0%	100.0%
Cost of net revenue	65.8	67.9

Gross profit	34.2	32.1

Operating expenses:
Sales and marketing	13.3	12.5
General and administrative	10.0	10.2
Amortization of intangible assets	0.2	0.8
Restructuring charges	—	0.7

Total operating expenses	23.5	24.2

Income from operations	10.7	7.9
Interest income, net	0.4	1.1

Income before income taxes	11.1	9.0
Income tax provision	4.5	3.8

Net income	6.6%	5.2%

Net Revenue.    Substantially all of our net revenue consists of sales of new and redeployed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products, net of estimated provision for returns and warranty obligations. Net revenue increased to $55.0 million in the three months ended March 31, 2002 from $47.8 million in the comparable period in 2001. The increase in net revenue was primarily attributable to a general increase in our redeployed equipment and services offerings rather than significant increases in the price of the products we sold. The increase also reflected the expansion of our international operations and equipment deployment services. Net revenues from customers outside of the United States increased to $7.8 million in the three months ended March 31, 2002 from $2.9 million in the comparable period in 2001 due to the expansion of our international operations. Our acquisitions of MSI in October 2000 and the equipment repair business of Asurent in October 2001 contributed to the general increase in equipment and service offerings. Net revenue attributable to new equipment sales decreased to $17.6 million in the three months ended March 31, 2002 from $26.7 million in the comparable period in 2001. The decrease in net revenue attributable to new equipment sales was primarily due to decreased customer demand for new equipment, particularly in the wireless segment. Net revenue attributable to redeployed equipment sales increased to $37.4 million in the three months ended March 31, 2002 from $21.1 million in the comparable period in 2001. The increase in net revenue attributable to redeployed equipment sales was primarily due to the execution of our international growth initiative in connection with the build-out and servicing of the international customers’ existing networks. We believe net revenue attributable to new and redeployed equipment will fluctuate based on the rate that our customers build-out their existing networks and the pace of recovery of the economy in general and the telecommunications industry, in particular. We believe net revenue from customers outside of the United States will increase in both absolute dollars and as a percentage of overall net income as we continue to expand our international operations.

        Cost of Net Revenue.    Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue increased to $36.2 million in the three months ended March 31, 2002 from $32.5 million in the comparable period in 2001. The increase in cost of net revenue during this period is primarily attributable to increases in our volume of redeployed equipment sales. Cost of net revenue attributable to new equipment sales decreased to $14.3 million in the three months ended March 31, 2002 from $21.1 million in the comparable period in 2001. The decrease in cost of net revenue attributable to new equipment sales was due primarily to decreased volume of new equipment sales. Cost of net revenue attributable to redeployed equipment sales increased to $21.9 million in the three months ended March 31, 2002 from $11.4 million in the comparable period in 2001. The increase in cost of net revenue attributable to redeployed equipment was due primarily to increased volume of redeployed equipment sales. We believe that the costs of net revenues attributable to redeployed equipment will continue to increase in absolute dollar terms as our volume of redeployed equipment sales increases in response to customer demand.

Gross profit as a percentage of net revenue, or gross margin, increased to 34.2% in the three months ended March 31, 2002 from 32.1% in the comparable period in 2001. The increase in gross margin was primarily due to redeployed equipment sales comprising a significantly higher proportion of total equipment sales in the three months ended March 31, 2002. This increase was partially offset by increased price pressure on redeployed equipment due to OEMs’ continued reduction of their new equipment prices, as a result of the down-turn of the telecommunications industry. Gross margin attributable to new equipment sales decreased to 18.4% in the three months ended March 31, 2002 from 20.9% in the comparable period in 2001. The decrease in gross margin attributable to new equipment sales was primarily a function of equipment mix. We believe gross margin attributable to new equipment sales will continue to fluctuate depending upon the mix of the new equipment we sell. Gross margin attributable to redeployed equipment sales decreased to 41.6% in the three months ended March 31, 2002 from 46.2% in the comparable period in 2001. The decrease in gross margin attributable to redeployed equipment sales was due primarily to increased price pressure on redeployed equipment. We believe that gross margins attributable to redeployed equipment sales may continue to fluctuate depending upon the mix of redeployed equipment we sell, our ability to make significant discounted purchases, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses increased to $7.3 million, or 13.3% of net revenue, in the three months ended March 31, 2002 from $6.0 million, or 12.5% of net revenue, in the comparable period in 2001. This increase was primarily due to an increase of $811,000 in salaries and wages associated with the hiring of additional sales and procurement personnel, and an increase of $341,000 in commissions corresponding to higher gross profit on which commissions are based. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we expand our product and service offerings and increase our hiring of additional sales, services and procurement personnel, although such expenses may fluctuate as a percentage of net revenue.

General and Administrative.    General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs. General and administrative expenses increased to $5.5 million, or 10.0% of net revenue, in the three months ended March 31, 2002 from $4.9 million, or 10.2% of net revenue, in the comparable period in 2001. This increase in absolute dollar terms was due primarily to an increase of $364,000 in depreciation and an increase of $203,000 in salaries and wages associated with the hiring of additional administrative personnel. We expect that general and administrative expenses will increase in absolute dollars in the future as we expand our operations, although such expenses may fluctuate as a percentage of net revenue.

Amortization of Intangible Assets.    Intangible assets consist of acquired workforce, a customer contract and goodwill related to our acquisitions during 2000 and 2001 which were amortized on a straight-line basis over their estimated economic lives. Upon adoption of SFAS 142 on January 1, 2002, the fair value allocated to acquired workforce was subsumed into goodwill. Amortization of intangible assets decreased to $127,000 in the three months ended March 31, 2002 from $350,000 in the comparable period in 2001. The decrease in the three months ended March 31, 2002 reflects the impact of the adoption of SFAS 142 under which goodwill and certain intangible assets are no longer amortized.

Restructuring Charges.    On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, we undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The terminations were not concentrated in any particular aspect of the business. In the three months ended March 31, 2001, we recorded total associated charges of $352,000 representing accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all of which were paid in 2001.

Interest Income (Expense), Net.    Interest income (expense), net consists of investment earnings on cash and cash equivalent balances. Interest income, net decreased to $218,000 in the three months ended March 31, 2002 from $507,000 in the comparable period in 2001. The decrease was primarily due to lower interest rates in effect during the three months ended March 31, 2002. We had no long-term debt outstanding as of March 31, 2002.

Income Tax Provision.    Income tax provision increased to $2.5 million in the three months ended March 31, 2002, an effective tax rate of 40.5%, from $1.8 million in the comparable period in 2001, an effective tax rate of 42.4%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $49.4 million at March 31, 2002. Cash and cash equivalents are highly liquid investments with original or remaining maturities at the time of purchase of ninety days or less. At March 31, 2002, we had no long-term debt and stockholders’ equity was $136.1 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We used net cash of $1.9 million in operating activities in the three months ended March 31, 2002, primarily as a result of a decrease in accounts payable, partially offset by an decrease in accounts receivable. This compares to net cash generated from operating activities in the comparable period in 2001 of $11.0 million, which was primarily due to operating profit and a decrease in accounts receivable.

We anticipate significant increases in working capital in the future primarily as a result of increased sales of equipment. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, distribution facilities and equipment testing infrastructure to support our growth. In addition, we will expend significant resources relating to our various information technology enhancements and our international expansion efforts.

Net cash used in investing activities in the three months ended March 31, 2002 was $3.7 million, primarily representing expenditures relating to the expansion of our facilities and our investment in short-term marketable securities. This compares to $2.4 million net cash used in investing activities in the comparable period in 2001. Net cash provided by financing activities for the three months ended March 31, 2002 was $384,000, primarily representing proceeds from our employee stock purchase plan and stock option exercises. This compares to net cash generated from financing activities in the comparable period in 2001 of $85,000, which was primarily due to proceeds from our employee stock purchase plan, partially offset by the repayment of a capital lease.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to four years with future minimum lease payments, net of sublease proceeds of $325,000 for the period April 1, 2002 through December 31, 2002 and $110,000 in 2003, as follows (in thousands):

Operating Leases
April 1, 2002 to December 31, 2002	$1,777
2003	1,652
2004	1,302
2005	656

Total minimum lease payments	$5,387

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

Certain Factors That May Affect Future Operating Results

        You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including our consolidated financial statements and related notes.

Our operating results are likely to fluctuate in future periods, which might lead to reduced prices for our stock.

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

•	the rate at which telecommunications carriers de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market;

•	our ability to obtain products cost-effectively from original equipment manufacturers, or OEMs, distributors, carriers and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer purchasing patterns due to seasonality, economic conditions for telecommunications carriers and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment we sell, which can be relatively lengthy;

•	delays in the commencement of our operations in new market segments and geographic regions; and

•	costs relating to possible acquisitions and integration of new businesses.

A downturn in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2001 and the three months ended March 31, 2002, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in reduced sales to our customers and postponement of network upgrades. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels. Lower capital spending could result in reduced sales to our customers, and could impair our ability to obtain redeployed telecommunications equipment.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

For the three months ended March 31, 2002, 68% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to maintain and develop these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 50.7% of our net revenue for the three months ended March 31, 2002. In fiscal year 2001, Verizon Communications accounted for 16.1% of our net revenue. In addition, substantially all of our sales are made on a purchase order basis. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

To meet customer demand in the future, we believe it is necessary to maintain or increase some levels of inventory. Failure to maintain adequate inventory levels in these products could hurt our ability to make sales to our customers. In the past, we have experienced inventory shortfalls, and we may experience shortfalls again in the future, which could harm our reputation and our business. Further, rapid technology advancement could make our existing inventory obsolete and cause us to incur losses. In addition, if our forecasts lead to an accumulation of inventories that are not sold in a timely manner, our business could suffer.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2001 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margin levels.

If we do not expand our international operations our growth could suffer.

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, hired a vice president to oversee our international operations in the first quarter of 2001 and a regional sales director for Asia in the second quarter of 2001. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States have accounted for 14.1% of our net revenue for the three months ended March 31, 2002 and 9.7% of our net revenue in the full year 2001.

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

If we make acquisitions, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

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

We depend on the performance of our executive officers and other key employees. The loss of any member of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of any of our sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

We currently anticipate that our available cash resources and anticipated cash flow from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may not be sufficient to satisfy these requirements. We may need to raise additional funds through public or private debt or equity financings to:

•	take advantage of business opportunities, including more rapid international expansion or acquisitions of complementary businesses;

•	develop and maintain higher inventory levels;

•	gain access to new product lines;

•	develop new services; or

•	respond to competitive pressures.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents or short-term investments and do not represent a material interest rate risk. As of March 31, 2002, we had no long-term debt outstanding.

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

None.

ITEM 3.    Default Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title

3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7(a)	Employment Agreement between Somera Communications and Jeffrey Miller, dated May 6, 1999.

10.8(a)	Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

10.9(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12(a)	Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15(c)	Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18(b)	Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19(c)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV

10.20(c)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21(c)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.22(c)	Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

10.23(d)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.24(e)	Employment Agreement between Somera Communications, Inc. and Dan Firestone.

10.25(e)	Employment Agreement between Somera Communications, Inc. and Rick Darnaby.

10.26(f)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

Notes:
(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on October 27, 2000.
(c)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2001.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2002.

SOMERA COMMUNICATIONS, INC.

By:	/s/ GARY J. OWEN
Gary J. Owen Chief Financial Officer