Form 10-Q
period 2002-06-30
SOMERA COMMUNICATIONS INC
filed 2002-08-13
CIK 1094243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission File Number 000-27843

Somera Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0521878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 9, 2002
Common Stock, $0.001 par value	48,803,489

SOMERA COMMUNICATIONS, INC.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$34,274	$54,522
Short-term investments	14,972	—
Accounts receivable, (net of allowance for doubtful accounts of $1,323 and $1,701 at June 30, 2002 and December 31, 2001)	31,350	43,275
Inventories, net	34,413	30,009
Deferred tax asset, current portion	4,617	4,857
Other current assets	3,549	2,879

Total current assets	123,175	135,542
Property and equipment, net	9,121	8,687
Deferred tax asset, net of current portion	13,367	14,300
Other assets	2,757	1,060
Intangible assets	17,077	17,493

Total assets	$165,497	$177,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,977	$29,694
Accrued compensation	1,423	2,401
Other accrued liabilities	1,904	3,202
Deferred revenue	3,467	4,550
Income taxes payable	1,659	5,219

Total current liabilities	28,430	45,066

Stockholders’ equity:
Common stock	49	49
Additional paid in capital	72,367	71,929
Unearned stock-based compensation	(31)	(71)
Accumulated other comprehensive loss	(124)	(73)
Retained earnings	64,806	60,182

Total stockholders’ equity	137,067	132,016

Total liabilities and stockholders’ equity	$165,497	$177,082

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	$49,217	$60,103	$104,218	$107,912
Cost of net revenue	32,961	41,747	69,171	74,222

Gross profit	16,256	18,356	35,047	33,690
Operating expenses:
Sales and marketing	8,338	6,045	15,631	12,028
General and administrative	6,625	4,892	12,098	9,757
Restructuring charges	—	—	—	352
Amortization of intangible assets	127	350	254	700

Total operating expenses	15,090	11,287	27,983	22,837

Income from operations	1,166	7,069	7,064	10,853
Interest and other income, net	490	470	708	977

Income before income taxes	1,656	7,539	7,772	11,830
Income tax provision	671	3,210	3,148	5,028

Net income	985	4,329	4,624	6,802
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(57)	8	(68)	19
Unrealized gain on investments	17	—	17	—

Comprehensive income	$945	$4,337	$4,573	$6,821

Net income per share—basic	$0.02	$0.09	$0.10	$0.14

Weighted average shares—basic	48,624	48,240	48,606	48,225

Net income per share—diluted	$0.02	$0.09	$0.09	$0.14

Weighted average shares—diluted	49,722	48,358	49,970	48,345

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$4,624	$6,802
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,446	2,317
Provision for doubtful accounts	(103)	100
Provision for excess and obsolete inventories	1,664	954
Deferred tax provision	608	612
Amortization of stock-based compensation	40	87
Non-cash gain on disposition of assets	(93)	—
Forgiveness of loans to officers	82	41
Changes in operating assets and liabilities:
Accounts receivable	12,028	921
Inventories	(6,068)	8,858
Other current assets	(449)	428
Accounts payable	(9,717)	(3,505)
Accrued compensation	(978)	(834)
Deferred revenue	(1,083)	—
Other accrued liabilities	(1,197)	(447)
Income taxes payable	(2,827)	3,821

Net cash (used in) provided by operating activities	(1,023)	20,155

Cash flows from investing activities:
Acquisition of property and equipment	(2,634)	(3,820)
Purchase of short-term investments	(14,955)	—
Loan to officer	(2,000)	(300)
Change in other assets	(6)	35

Net cash used in investing activities	(19,595)	(4,085)

Cash flows from financing activities:
Payments of capital leases	—	(180)
Proceeds from stock options exercises	119	—
Proceeds from employee stock purchase plan	319	265

Net cash provided by financing activities	438	85

Net (decrease) increase in cash and cash equivalents	(20,180)	16,155
Effect of foreign currency translation on cash	(68)	19

Cash and cash equivalents, beginning of period	54,522	33,266

Cash and cash equivalents, end of period	$34,274	$49,440

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

Note 2—Balance Sheet Components (in thousands)

	June 30, 2002	Dec. 31, 2001
Inventories held for sale	$37,173	$33,250
Less: Reserve for excess and obsolete inventory	2,760	3,241

Inventories, net	$34,413	$30,009

Note 3—Acquisitions

MSI Communications, Inc.

On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. (“MSI”), a data networking equipment sales and services company, for $10.6 million in cash including acquisition costs, and 693,391 shares of common stock issued to MSI shareholders and held in an escrow account. The acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements of the Company since the date of acquisition. The shares to be released from escrow may be reduced based on resolution of certain contingencies. As of the acquisition date, 288,913 shares, valued at $2,500,000, were expected to be earned and were included in the allocated purchase price. The remaining 404,478 shares, valued at $3,500,000, were to be earned based on certain financial performance and employee retention milestones as of December 31, 2001 and 2002, resulting in an increase to the purchase price and an increase in goodwill. The share values were calculated based on the average closing price of the last five business days prior to the acquisition date.

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

The amortization of acquired workforce and goodwill was computed over three and ten years, respectively, on a straight-line basis for the year ended December 31, 2001. Pursuant to SFAS 142 guidelines, for years subsequent to December 31, 2001, the carrying values of goodwill will be reviewed for impairment, at a minimum, on an annual basis, but no amortization will be recorded.

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

Note 4—Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”) “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 required business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadened the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles were required to be evaluated against these new criteria and may have resulted in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may have been separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result of the adoption, the Company subsumed $412,000 in acquired workforce into goodwill. For the six months ended June 30, 2001, the Company recorded approximately $700,000 of amortization expense on goodwill and acquired workforce which would not have been recognized if this standard were in effect for that period. For business combinations initiated after June 30, 2001, the Company has followed the non-amortization method under SFAS 142. In the second quarter, the Company completed an assessment of the annual goodwill impairment test pursuant to SFAS 142 and believes that none of the goodwill balances as of January 1, 2002 are impaired.

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

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator
Net income	$985	$4,329	$4,624	$6,802

Denominator
Weighted average shares—basic	48,624	48,240	48,606	48,225
Dilutive effect of options and warrants to purchase shares and escrow shares	1,098	118	1,364	120

Weighted average shares—diluted	49,722	48,358	49,970	48,345

Net income per share—basic	$0.02	$0.09	$0.10	$0.14

Net income per share—diluted	$0.02	$0.09	$0.09	$0.14

Options to purchase 6,202,883 and 6,199,817 shares of common stock have been excluded from the calculation of net income per share—diluted for the three and six month periods ended June 30, 2002 respectively, and options to purchase

5,554,156 shares of common stock have been excluded from the calculation of net income per share—diluted for the three and six month periods ended June 30, 2001, as their effect is anti-dilutive.

Note 6—Restructuring Charges:

On March 8, 2001, in light of the economic environment and the state of the telecommunications industry, the Company undertook a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the existing workforce. The terminations were not concentrated in any particular aspect of the business. The Company recorded total associated charges of $352,000 representing employee termination costs such as wage continuation, advance notice pay, medical benefits, payroll taxes and other directly related costs, all of which were paid in 2001.

Note 7—Segment Information:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally two segments—new equipment and redeployed equipment. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue:
New equipment	$11,826	$27,312	$29,388	$53,977
Redeployed equipment	37,391	32,791	74,830	53,935

Total	$49,217	$60,103	$104,218	$107,912

Gross profit:
New equipment	$1,900	$5,422	$5,131	$10,995
Redeployed equipment	14,356	12,934	29,916	22,695

Total	$16,256	$18,356	$35,047	$33,690

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue:
United States	$42,726	$54,836	$89,970	$99,626
Canada	598	1,452	1,046	2,504
Latin America	2,889	2,634	7,335	4,061
Europe	1,256	176	2,176	481
Asia	1,618	879	2,741	977
Other	130	126	950	263

Total	$49,217	$60,103	$104,218	$107,912

Substantially all long-lived assets are maintained in the United States.

Note 8—Loans to Officers:

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2,000,000 to the chief executive officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment.

Note 9—Contingencies

The Company has in the past received correspondence from third parties stating that the Company infringes the third party’s intellectual property rights. While the Company believes it has meritorious defenses to such claims, intellectual property claims against the Company, and any resulting lawsuit, may result in the Company incurring significant expenses. It could also subject the Company to significant liability for damages and could reduce the Company’s potential revenue opportunities. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve and could divert management’s time and attention.

Note 10—Subsequent Events:

On July 22, 2002, as part of an effort to reduce operating expense levels in light of the economic environment, the Company undertook a reorganization in which the workforce was reduced by approximately 10% of the then existing workforce. The terminations were not concentrated in any particular aspect of the business. Total restructuring charges are currently estimated to be approximately $1 million and relate to employee termination costs such as wage continuation, advance notice pay, medical benefits, payroll taxes and other directly related costs. The Company is in the process of finalizing its analysis of the restructuring costs.

On July 15, 2002 the Company entered into an employment agreement with Osmo Hautanen to serve as President of the Americas for the Company. As part of the employment agreement, the executive was granted a stock option to purchase a total of 900,000 shares of the Company’s common stock with a per share exercise price equal to the fair market value of the Company’s common stock as of the date of grant. The option shall vest 25% twelve months after commencement of the employment period and one thirty sixth (1/36) of the remaining shares shall vest each month thereafter. The executive was also granted a performance based stock option to purchase a total of 350,000 shares of the Company’s common stock with a per share exercise price equal to the fair market value of the Company’s common stock as of the date of grant. The performance based stock option is for a term of five years and will vest based on the achievement of performance milestones.

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

We provide telecommunications operators with a broad range of infrastructure equipment and related services designed to meet their specific and changing needs. We offer our customers a unique combination of new and redeployed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers’ dynamic equipment needs, we offer a suite of customized, value-added services including asset recovery, inventory management, installation/de-installation, diagnostics, repair and customization services. To date, we have not generated significant revenues from these services. Our innovative equipment and service offerings are delivered through our team of more than 160 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing equipment requirements. Our sales teams utilize our relationship management database, our selective inventory and our distribution infrastructure to provide our customers with rapidly deployable equipment solutions. Our customers include incumbent local exchange carriers (“ILECs”), long distance carriers, wireless carriers, competitive local exchange carriers (“CLECs”), and internet service providers. ILECs provided local telephone service on an exclusive basis prior to deregulation. Since deregulation CLECs have competed with ILECs to provide local telecommunications service. We do not manufacture any of the equipment we sell.

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

Substantially all of our equipment sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of equipment without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provisions for returns and warranty obligations when we deliver equipment to our customers, provided that there are no significant post-delivery obligations, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the equipment is shipped to the customer.

We also generate some services revenue in connection with equipment sales. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. We recognize revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. For the six months ended June 30, 2002, revenue from services represented approximately 7% of total revenue. We expect revenues from services to increase in absolute terms although such revenues may fluctuate as a percentage of net revenue.

The market for telecommunications equipment is characterized by intense competition. We believe that our ability to remain competitive depends on enhancing the existing service levels we provide to our customers, acquiring access to a broader selection of equipment, developing new customer relationships and expanding our existing customer penetration levels.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	67.0	69.5	66.4	68.8

Gross profit	33.0	30.5	33.6	31.2

Operating expenses:
Sales and marketing	16.9	10.1	15.0	11.2
General and administrative	13.4	8.1	11.6	9.0
Restructuring charges	—	—	—	0.3
Amortization of intangible assets	0.3	0.6	0.2	0.6

Total operating expenses	30.6	18.8	26.8	21.1

Income from operations	2.4	11.7	6.8	10.1
Interest and other income, net	1.0	0.8	0.7	0.9

Income before income taxes	3.4	12.5	7.5	11.0
Income tax provision	1.4	5.3	3.0	4.7

Net income	2.0%	7.2%	4.5%	6.3%

Net Revenue.    Substantially all of our net revenue consists of sales of new and redeployed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power equipment. Net revenue decreased 18.1% to $49.2 million in the three months ended June 30, 2002 and 3.4% to $104.2 million for the six months from $60.1 million and $107.9 million in the comparable periods in 2001. The decrease in net revenue was driven primarily by a decrease in new equipment sales, partly offset by an increase in redeployed equipment sales. Given the financial distress of the telecommunications industry, we have seen a lengthening of our customers’ purchasing cycle as well as a slow down in advanced technological adoption. These two factors contributed to the reduction of new equipment sales. Net revenues from customers outside of the United States increased to $6.5 million in the three months ended June 30, 2002 and $14.2 million for the six months, compared to $5.3 million and $8.2 million in the comparable periods in 2001. This increase was due primarily to the expansion of our international operations and increased focus on international sales. Net revenue attributable to new equipment sales decreased to $11.8 million in the three months ended June 30, 2002 and $29.4 million for the six months, from $27.3 million and $54.0 million in the comparable periods in 2001. The decrease in net revenue attributable to new equipment sales of $15.5 million for the three months ended June 30, 2002 compared to 2001, was due primarily to the financial distress of the telecommunications industry which has reduced customers’ demand for new equipment as they postpone technological adoptions and lengthen their purchasing cycles. Due to a general reduction in our customers’ capital budgets, we have seen an increased preference for redeployed equipment which offers a lower priced solution. Net revenue attributable to redeployed equipment sales increased to $37.4 million in the three months ended June 30, 2002 and $74.8 million for the six months, from $32.8 million and $53.9 million in the comparable period in 2001. The increase in net revenue attributable to redeployed equipment sales of $4.6 million for the three months ended June 30, 2002 compared to 2001 was primarily due to our increased emphasis on the sale of redeployed equipment. In light of current economic conditions we have shifted our emphasis away from new equipment sales, which tend to cost more and have lower gross margins. We believe net revenue attributable to new and redeployed equipment will vary from quarter to quarter as customers’ demand for such equipment fluctuates.

Cost of Net Revenue.    Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue decreased 21.0% to $33.0 million in the three months ended June 30, 2002 and 6.8% to $69.2 million for the six months, from $41.7 million and $74.2 million in the comparable periods in 2001. The decrease in cost of net revenue during these periods is primarily attributable to a decrease in our overall volume of equipment sales. Cost of net revenue attributable to new equipment sales decreased to $9.9 million in the three months ended June 30, 2002 and $24.3 million for the six months, from $21.9 million and $43.0 million in the comparable periods in 2001. The decrease in cost of net revenue attributable to new equipment was due primarily to a decrease in the volume of new equipment we sold. Cost of net revenue attributable to redeployed equipment sales increased to $23.0 million in the three months ended June 30, 2002 and $44.9 million for the six months, from $19.9 million and $31.2 million in the comparable periods in 2001. The increase in cost of net revenue attributable to redeployed equipment was due primarily to increased volume of redeployed equipment sales and our increased emphasis on sales of redeployed equipment.

Gross profit as a percentage of net revenue, or gross margin, increased to 33.0% in the three months ended June 30, 2002 and 33.6% for the six months, from 30.5% and 31.2% in the comparable periods in 2001. The increase in gross margins was primarily due to an increase in the proportion of redeployed equipment we sold, which generally has higher gross margins than new equipment. Gross margin attributable to new equipment sales decreased to 16.1% in the three months ended June 30, 2002 and 17.5% for the six months, from 19.9% and 20.4% in the comparable periods in 2001. The decrease in gross margin attributable to new equipment sales was due primarily to the competitive pricing pressures from OEMs, resulting from the slowdown of the economy in 2001 continuing into 2002. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell and the competitive pricing pressures from OEMs. Gross margin attributable to redeployed equipment sales decreased to 38.4% in the three months ended June 30, 2002 and 40.0% for the six months from 39.4% and 42.1% in the comparable period in 2001. The decrease in gross margin attributable to redeployed equipment sales was due primarily to increased price pressure on redeployed equipment due to the reduction of new equipment prices by OEMs caused by the downturn in the telecommunications industry in 2001 and continuing into the first six months of 2002. We believe that gross margins attributable to redeployed equipment sales may continue to fluctuate depending upon the mix of redeployed equipment we sell, our ability to procure inventory at favorable prices, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses increased to $8.3 million or 16.9% of net revenue in the three months ended June 30, 2002 and to $15.6 million or 15.0% of net revenue for the six months, from $6.0 million or 10.1% of net revenue and $12.0 million or 11.2% in the comparable periods in 2001. This increase was primarily due to sales and procurement salaries and commissions of $2.5 million, increased travel of $541,000, and increased product marketing efforts at trade shows of $258,000. We believe that our sales and marketing expenses may continue to increase in absolute dollars as we expand our equipment and service offerings and pay commissions consistent with increased gross profit, although such expenses may vary as a percentage of net revenue.

General and Administrative.    General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $6.6 million or 13.4% of net revenue in the three months ended June 30, 2002 and $12.1 million or 11.6% of net revenue for the six months, from $4.9 million or 8.1% of net revenue and $9.8 million or 9.0% of net revenue in the comparable periods in 2001. This increase was due primarily to increased salaries of $684,000, recruiting and relocation of $540,000 as we continued to strengthen our management team and an increase in depreciation of $578,000 associated with the increases in capitalized assets from new leasehold facilities and related assets as we expand our operating locations and from information technology initiatives. We believe that general and administrative expenses may increase in the future in absolute dollar terms as we continue to expand our operations, although such expenses may vary as a percentage of net revenue.

Amortization of Intangible Assets.    Intangible assets consist of acquired workforce, a customer contract and goodwill related to our acquisitions during 2000 and 2001 which were amortized on a straight-line basis over their estimated economic lives. Upon adoption of SFAS 142 on January 1, 2002, the fair value allocated to acquired workforce was subsumed into goodwill. Amortization of intangible assets decreased to $127,000 in the three months ended June 30, 2002 and $254,000 for the six months, from $350,000 and $700,000 in the comparable periods in 2001. The decrease in the three and six month periods ended June 30, 2002 reflects the impact of the adoption of SFAS 142, under which goodwill and certain intangible assets are no longer amortized.

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

Interest and Other Income, Net.    Interest income, net, consists of investment earnings on cash and cash equivalent balances, foreign currency gains and gains on the disposition of assets. Interest and other income, net, increased to $490,000 for the three months ended June 30, 2002 from $470,000 in the comparable period in 2001. The increase was due primarily to the recognition of foreign currency gains of $207,000 as a result of the strengthening Euro relative to the United States dollar, partially offset by reduced interest income. Interest and other income, net, decreased to $708,000 for the six months ended June 30, 2002 from $977,000 in the comparable period in 2001. The decrease was due primarily to lower interest rates in 2002 compared to 2001. We had no long-term debt outstanding as of June 30, 2002.

Income Tax Provision.    Income tax provision for the three and six month periods ended June 30, 2002 totaled $671,000 and $3.1 million, based on an effective tax rate of 40.5%, compared to $3.2 million and $5.0 million in the comparable periods in 2001, based on effective tax rates of 42.6% and 42.5% for the respective periods.

Liquidity and Capital Resources

Our cash and cash equivalents and short term investments totaled $49.2 million at June 30, 2002. Cash and cash equivalents are highly liquid investments with original or remaining maturities at the time of purchase of ninety days or less. We had short-term investments totaling $15.0 million at June 30, 2002. Short-term investments consist of securities with remaining maturities greater than ninety days but less than one year at the time of investment. Short-term investments consist of low-risk, high-grade securities such as U.S. government securities and corporate bonds. At June 30, 2002, we had no long-term debt and stockholders’ equity was $137.1 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

Operating activities primarily include the net income for the year, non-cash charges such as changes in provisions as well as depreciation and amortization expense, and changes in assets and liabilities during the period. In the six months ended June 30, 2002, our operating activities used net cash of $1.0 million compared to net cash provided by operating activities of $20.2 million in the comparative six month period ended June 30, 2001.

Net cash used in operating activities for the six months ended June 30, 2002 consisted of cash provided by operations of $9.3 million offset by a decrease in cash of $10.3 million arising from changes in assets and liabilities. Net cash provided by operations consisted primarily of net income of $4.6 million, depreciation and amortization of $2.4 million and provision for excess and obsolete inventories of $1.7 million. Net cash used from changes in assets and liabilities arose primarily from collections of accounts receivable of $12.0 million, offset by payments of accounts payable of $9.7 and increases in inventory of $6.1 million.

Net cash provided by operating activities for the six months ended June 30, 2001 consisted of cash provided by operations of $10.9 million and an increase in cash of $9.3 million arising from changes in assets and liabilities. Net cash provided by operations consists primarily of net income of $6.8 million and depreciation and amortization of $2.3 million. Net cash provided by changes in assets and liabilities arose primarily from the reduction of inventory of $8.9 million and increase in income taxes payable of $3.8 million offset by payments of accounts payable of $3.5 million.

Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on the general economic conditions affecting us and our customers. The timing of strategic investments in inventory, our ability to control expenses successfully and other competitive factors will also have a significant impact on our operating cash flows.

Net cash used in investing activities in the six months ended June 30, 2002 was $19.6 million, primarily representing expenditures relating to our investment in short-term marketable securities, information technology enhancements and a loan to our chief executive officer. This compares to $4.1 million net cash used in investing activities in the comparable period in 2001. Net cash provided by financing activities for the six months ended June 30, 2002 was $438,000, primarily representing proceeds from our employee stock purchase plan and stock option exercises. This compares to net cash generated from financing activities in the comparable period in 2001 of $85,000, which was primarily due to proceeds from our employee stock purchase plan, partially offset by the repayment of a capital lease.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to five years with future minimum lease payments, net of sublease proceeds of $217,000 in 2002 and $108,000 in 2003, as follows (in thousands):

Operating Leases
July 1, 2002 to December 31, 2002	$1,414
2003	2,116
2004	1,275
2005	678

Total minimum lease payments	$5,483

We are also exposed to credit risk in the event of default of the sublessee in certain of our office space leases, because we are still liable to meet our obligations under the terms of the original lease agreement.

We do not enter into long-term purchasing agreements or commitments and accordingly, do not have any other significant purchase commitments for the remainder of fiscal 2002 or future years.

We anticipate continued increases in working capital in the future primarily as a result of increased sales of equipment. We will also continue to expend significant amounts of capital on property and equipment related to the expansion of our distribution centers, equipment testing infrastructure, and additional facilities to support our growth. In addition, we will expend significant resources relating to our various information technology enhancements and our international expansion efforts.

We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Contingencies

We have in the past received correspondence from third parties stating that we infringe the third party’s intellectual property rights. While we believe we have meritorious defenses to such claims, intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses. It could also subject us to significant liability for damages and could reduce our potential revenue opportunities. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve and could divert management’s time and attention.

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

A continued downturn in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2001 and the six months ended June 30, 2002, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in reduced sales to our customers and postponement of network upgrades. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels. Lower capital spending could result in reduced sales to our customers, lower our gross margins, and could impair our ability to obtain redeployed telecommunications equipment.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

•	the rate at which telecommunications carriers de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market;

•	our ability to obtain equipment cost-effectively from original equipment manufacturers, or OEMs, distributors, carriers and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer purchasing patterns due to seasonality, economic conditions for telecommunications carriers and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment we sell, which can be relatively lengthy;

•	delays in the commencement of our operations in new market segments and geographic regions; and

•	costs relating to possible acquisitions and integration of new businesses.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate equipment supply.

For the six months ended June 30, 2002, 72% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by carriers to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from carriers is dependent on our relationships with them. If we fail to maintain and develop these business relationships with carriers or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 42.4% of our net revenue for the six months ended June 30, 2002. Verizon Communications accounted for 10.9% of our net revenue for the six months ended June 30, 2002 and 16.1% of our net revenue for the full year 2001. In addition, substantially all of our sales are made on a purchase order basis. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

The market for redeployed telecommunications equipment is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

The market for redeployed telecommunications equipment is relatively new and evolving, and we are not certain that our potential customers will adopt and deploy redeployed telecommunications equipment in their networks. For example, with respect to redeployed equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. As a result of such sales of redeployed equipment, third parties may claim such sales infringe, or contributorily infringe, such third party’s intellectual property rights. Even if they do purchase redeployed equipment, our potential customers may not choose to purchase redeployed equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of redeployed equipment available for us to purchase, which would limit the development of this market.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. Since 2001, some manufacturers have reduced their prices of new telecommunications equipment. Due to the general decline in capital spending by telecommunications operators during 2001 and the six months in 2002 combined with the impact of financial difficulties within the telecommunications sector, there may exist an over-supply of certain equipment relative to market demand. This situation could be exacerbated if significant consolidations within the industry were to occur. If manufacturers reduce the prices of new telecommunications equipment due to these and other factors, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margin levels.

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

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and opened our Asian headquarters in the second quarter of 2001. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States have accounted for 13.7% of our net revenue for the six months ended June 30, 2002 and 9.7% of our net revenue in full year 2001.

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

We currently anticipate that our available cash resources and anticipated cash flow from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may not be sufficient to satisfy these requirements. We may need to raise additional funds through public or private debt or equity financings to:

•	take advantage of business opportunities, including more rapid international expansion or acquisitions of complementary businesses;

•	develop and maintain higher inventory levels;

•	gain access to new equipment lines;

•	develop new services; or

•	respond to competitive pressures.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of June 30, 2002, we had no long-term debt outstanding.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 2.    Use of Proceeds

None.

ITEM 3.    Default Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 22, 2002, the following matters were acted upon by the stockholders of the Company:

1.    The re-election of Dan Firestone and Walter G. Kortschak as Class III directors for an additional three-year term:

	Shares In Favor	Shares Withheld
Dan Firestone	36,817,355	1,832,800
Walter G. Kortschak	38,221,340	428,815

2.  The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002:

Shares In Favor	Shares Against	Shares Abstained
38,331,230	306,730	12,195

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Report

Exhibit Number	Exhibit Title
3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7(a)	Employment Agreement between Somera Communications and Jeffrey Miller, dated May 6, 1999.

10.8(a)	Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

10.9(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12(a)	Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15(c)	Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18(b)	Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19(c)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV

10.20(c)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21(c)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.22(c)	Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

10.23(d)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.24(e)	Employment Agreement between Somera Communications, Inc. and Dan Firestone.

10.25(e)	Employment Agreement between Somera Communications, Inc. and Rick Darnaby.

10.26(f)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.27	Employment Agreement between Somera Communications, Inc. and Osmo Hautanen dated July 15, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Notes:
(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on October 27, 2000.
(c)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2001.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2002.

SOMERA COMMUNICATIONS, INC.

By:	/s/ GARY J. OWEN
(Gary J. Owen Chief Financial Officer)