Form 10-Q
period 2002-09-30
SOMERA COMMUNICATIONS INC
filed 2002-11-15
CIK 1094243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November __, 2002
Common Stock, $0.001 par value	__________

SOMERA COMMUNICATIONS, INC.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		23

PART I    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$43,872	$54,522
Short-term investments	4,990	—
Accounts receivable, (net of allowance for doubtful accounts of $682 and $1,701 at September 30, 2002 and December 31, 2001)	36,894	43,275
Inventories, net	32,430	30,009
Deferred tax asset, current portion	4,617	4,857
Other current assets	3,354	2,879

Total current assets	126,157	135,542
Property and equipment, net	9,101	8,687
Deferred tax asset, net of current portion	12,759	14,300
Other assets	2,339	1,060
Intangible assets	16,951	17,493

Total assets	$167,307	$177,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,930	$29,694
Accrued compensation	1,344	2,401
Other accrued liabilities	1,890	3,202
Deferred revenue	4,596	4,550
Income taxes payable	—	5,219

Total current liabilities	29,760	45,066
Stockholders’ equity:
Common stock	49	49
Additional paid in capital	72,640	71,929
Unearned stock-based compensation	(15)	(71)
Accumulated other comprehensive loss	(125)	(73)
Retained earnings	64,998	60,182

Total stockholders’ equity	137,547	132,016

Total liabilities and stockholders’ equity	$167,307	$177,082

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	$50,495	$54,973	$154,713	$162,885
Cost of net revenue	34,560	36,035	103,731	110,257

Gross profit	15,935	18,938	50,982	52,628
Operating expenses:
Sales and marketing	9,309	6,070	24,940	18,292
General and administrative	6,358	5,969	18,456	15,884
Amortization of intangible assets	127	350	381	1,050

Total operating expenses	15,794	12,389	43,777	35,226

Income from operations	141	6,549	7,205	17,402
Interest and other income, net	181	461	889	1,438

Income before income taxes	322	7,010	8,094	18,840
Income tax provision	130	2,979	3,278	8,007

Net income	192	4,031	4,816	10,833
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10	(36)	(58)	(17)
Unrealized gain (loss) on investments	(11)	—	6	—

Comprehensive income	$191	$3,995	$4,764	$10,816

Net income per share—basic	$0.00	$0.08	$0.10	$0.22

Weighted average shares—basic	48,695	48,274	48,630	48,243

Net income per share—diluted	$0.00	$0.08	$0.10	$0.22

Weighted average shares—diluted	48,920	48,486	49,532	48,458

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$4,816	$10,833
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,744	3,590
Provision for doubtful accounts	(1,019)	648
Provision for excess and obsolete inventories	308	2,172
Deferred tax provision	1,216	918
Amortization of stock-based compensation	56	356
Non-cash gain on disposition of assets	(93)	—
Forgiveness of loans to officers	224	65
Changes in operating assets and liabilities:
Accounts receivable	7,400	(3,839)
Inventories	(2,729)	4,508
Other current and non-current assets	(653)	(261)
Accounts payable	(7,764)	1,049
Accrued compensation	(1,057)	(217)
Deferred revenue	46	—
Other accrued liabilities	(1,211)	484
Change in other assets	(6)	40
Income taxes payable	(4,486)	5,923

Net cash (used in) provided by operating activities	(1,208)	26,269

Cash flows from investing activities:
Acquisition of property and equipment	(3,786)	(4,098)
Purchase of short-term investments	(4,984)	—
Loan to officer	(2,000)	(300)
Repayment of loan to officer	675	—

Net cash used in investing activities	(10,095)	(4,398)

Cash flows from financing activities:
Payments of capital leases	—	(180)
Proceeds from stock options exercises	125	—
Proceeds from employee stock purchase plan	586	580

Net cash provided by financing activities	711	400

Net (decrease) increase in cash and cash equivalents	(10,592)	22,271
Effect of foreign currency translation on cash	(58)	(17)

Cash and cash equivalents, beginning of period	54,522	33,266

Cash and cash equivalents, end of period	$43,872	$55,520

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company and Basis of Presentation:

Somera Communications, LLC was formed as a Limited Liability Company in 1995 under the laws of the state of California. Somera Communications, Inc. (“Somera, Inc.” or the “Company”) was formed in August 1999 and is incorporated under the laws of the state of Delaware. The Company is a provider of telecommunications equipment deployment services (new and redeployed infrastructure-class equipment and value-added services) to telecommunications operators. Somera delivers value to telecom operators by supporting their need to better manage their networks and equipment asset base more efficiently and cost-effectively. The Company’s combination of equipment sourcing and services provides a seamless, integrated approach to telecom equipment deployment.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 2001 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

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

Note 2—Balance Sheet Components (in thousands):

	Sept. 30, 2002	Dec. 31, 2001
Inventories held for sale	$35,979	$33,250
Less: Reserve for excess and obsolete inventory	3,549	3,241

Inventories, net	$32,430	$30,009

Note 3—Acquisitions:

MSI Communications, Inc.

On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. (“MSI”), a data networking equipment sales and services company, for $10.6 million in cash and 693,391 shares of common stock issued to MSI shareholders and held in an escrow account. The acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements of the Company since the date of acquisition. The shares to be released from escrow may be reduced based on resolution of certain contingencies. As of the acquisition date, 288,913 shares, valued at $2,500,000, were expected to be earned and were included in the allocated purchase price. The remaining 404,478 shares, valued at $3,500,000, were to be earned based on certain financial performance and employee retention milestones as of December 31, 2001 and 2002, resulting in an increase to the purchase price and an increase in goodwill. The share values were calculated based on the average closing price of the last five business days prior to the acquisition date.

As of December 31, 2001, both the financial performance and employee retention milestones had been achieved. As a result, 225,865 shares valued at $1,842,000, using the year-end closing price, were earned, resulting in an increase in the purchase price.

The total purchase price including the adjustment for achieving the year-end 2001 milestones was allocated as follows:

Current assets	$3,317
Property and equipment, net	187
Deferred tax assets	898
Assumed liabilities	(3,453)
Goodwill	14,224

Total purchase price	$15,173

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill.

The amortization of acquired workforce and goodwill was computed over three and ten years, respectively, on a straight-line basis for the year ended December 31, 2001. Pursuant to SFAS 142 guidelines, for years subsequent to December 31, 2001, the carrying value of acquired workforce has been included with goodwill and will be reviewed for impairment, at a minimum, on an annual basis, but no amortization will be recorded.

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

The amortization of the customer contract is being computed over the calculated length of the contract of eighteen months on a straight-line basis. Pro forma results of operations for the Asurent acquisition have not been presented because the effects of the acquisition were not material. In accordance with SFAS 142, no amortization of goodwill has been recorded on the Asurent or MSI acquisitions.

Note 4—Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”) “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 required business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadened the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles were required to be evaluated against these new criteria and may have resulted in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may have been separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result of the adoption, the Company subsumed $412,000 in acquired workforce into goodwill. For the nine months ended September 30, 2001, the Company recorded approximately $1.1 million of amortization expense on goodwill and acquired workforce which would not have been recognized if this standard were in effect for that period. For business combinations initiated after June 30, 2001, the Company has followed the non-amortization method under SFAS 142. In the second quarter, the Company completed an assessment of the annual goodwill impairment test pursuant to SFAS 142 and believes that none of the goodwill balances as of January 1, 2002 are impaired.

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

In June 2002, the FASB issued SFAS No. 146, (“SFAS 146”), “Accounting for Exit or Disposal Activities’”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator
Net income	$192	$4,031	$4,816	$10,833

Denominator
Weighted average shares—basic	48,695	48,274	48,630	48,243
Dilutive effect of options and warrants to purchase shares and escrow shares	225	212	902	215

Weighted average shares—diluted	48,920	48,486	49,532	48,458

Net income per share—basic	$0.00	$0.08	$0.10	$0.22

Net income per share—diluted	$0.00	$0.08	$0.10	$0.22

Options to purchase 11,532,294 and 6,250,389 shares of common stock have been excluded from the calculation of net income per share—diluted for the three and nine month periods ended September 30, 2002 respectively, and options to purchase 5,564,891 and 5,494,091 shares of common stock have been excluded from the calculation of net income per share—diluted for the three and nine month periods ended September 30, 2001, as their effect is anti-dilutive.

Note 6—Segment Information:

Operating segments are identified as categories of the telecom market about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally two segments—new equipment and redeployed equipment. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue:
New equipment	$16,453	$17,940	$45,841	$71,917
Redeployed equipment	34,042	37,033	108,872	90,968

Total	$50,495	$54,973	$154,713	$162,885

Gross profit:
New equipment	$2,862	$3,113	$7,993	$14,108
Redeployed equipment	13,073	15,825	42,989	38,520

Total	$15,935	$18,938	$50,982	$52,628

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue:
United States	$41,828	$48,470	$131,798	$148,096
Canada	451	880	1,497	3,384
Latin America	3,748	3,591	11,083	7,652
Europe	3,095	1,677	5,271	2,158
Asia	1,226	285	3,967	1,262
Other	147	70	1,097	332

Total	$50,495	$54,973	$154,713	$162,885

Substantially all long-lived assets are maintained in the United States.

Note 7—Loans to Officers:

On July 12, 1999 the Company entered into an interest-free mortgage loan agreement under which it advanced $600,000 to an officer of the Company. Under the terms of the mortgage loan the amount advanced would be forgiven as to $50,000 on each of the first four anniversaries of the note and $100,000 on each of the fifth through eighth anniversaries. In August 2002, the executive officer repaid the remaining outstanding balance of $450,000. Under the terms of the loan, $150,000 had been previously forgiven by the Company and the remaining $450,000 was repaid by the executive.

On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan is interest free, collateralized by the principal residence of the officer, and must be repaid when the residence is sold. $300,000 of the amount advanced would be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, $50,000 has been forgiven by the Company. The due date of the remaining balance of $926,000 of the loan is October 19, 2003.

On May 1, 2001, the Company entered into a mortgage loan agreement under which it advanced $300,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced will be forgiven as to $22,500 on the first anniversary of the note, $25,000 on each of the second and third anniversaries of the note, $50,000 on each of the fourth through seventh anniversaries and $27,500 the final year. If the officer’s employment with the Company ceases for any reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent on the reason for the officer’s termination and ranges from one to six months from the date of termination of employment. The remaining balance at the end of September 30, 2002 amounted to $277,500.

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2,000,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment.

Note 8—Contingencies:

The Company has in the past, and may from time to time, be involved in legal proceedings and litigation with third parties arising in the ordinary course of business. Such actions by third parties may subject the Company to significant liability and could be time-consuming and expensive to resolve. The Company is not currently a party to or aware of any such litigation or other legal proceedings that could materially harm it’s business.

Note 9—Subsequent Events:

In October 2002, the Company acquired Compass Telecom Services LLC and several of its affiliated companies (“Compass”), a telecommunications equipment services company, for $8.8 million in cash . In addition, under the terms of the agreement, the Company may be obligated to pay up to $10.0 million in cash over the next three years as a result of a contingent earn-out that is based on the future operating results of Compass. The acquisition will be accounted for under SFAS 141 during the fourth quarter of 2002. The Company is in process of determining the purchase price allocation.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this Report as well as other factors discussed in our Form 10-K filed with the Securities and Exchange Commission on March 18, 2002 under the heading “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

We provide global telecommunications operators with equipment deployment services designed to meet their need for efficient management of their network and equipment asset base. We offer our customers a unique combination of new and redeployed equipment from a variety of manufacturers, allowing them to make fast multi-vendor purchases from a single cost-effective source. To further address our customers’ dynamic equipment needs, we offer a suite of customized, value-added services including equipment asset optimization, equipment installation and integration, and equipment quality enhancements. Our competitive advantage and ability to respond to our customers needs is grounded in the application of our intellectual capital in data, people and operations. Our proprietary global database of customers, networks, and equipment enables us to quickly find the equipment that our customers want as well as value the idle and sub-optimized equipment that our customers no longer need. Our innovative equipment deployment services are delivered through our highly skilled team of more than 160 sales and procurement professionals, who work individually with customers to understand, anticipate and meet their ongoing network deployment requirements. Our operational capabilities are designed to support today’s complex networks and oversee the projects and programs that our customers can no longer perform themselves. Our global customers primarily include wireless operators, incumbent local exchange carriers, long distance carriers, competitive local exchange carriers, and US regional bell operating companies. We do not manufacture any of the equipment we sell.

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

Most of our equipment sales continue to be made on the basis of purchase orders rather than long-term agreements. As a result, for certain strategic relationships or opportunistic purchases of equipment inventories for which we believe there is a high demand we may commit resources to the procurement and testing of equipment without having received advance purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders can be delayed or canceled by our customers without penalty. Additionally, the macroeconomic climate has increased competition from telecommunications equipment suppliers. As a result, we may need to adjust our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provisions for returns and warranty obligations when we deliver equipment to our customers, provided that the earnings process is complete, there are no significant post-delivery obligations, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the equipment is shipped to the customer.

We also generate some services revenue both in connection with and independent of equipment sales. Revenue for service transactions is recognized upon completion of the service. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value and recognized when the revenue recognition criteria have been met for each element. We recognize revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. For the nine months ended September 30, 2002, revenue from services represented approximately 7% of total revenue. We expect revenues from services to increase in absolute terms although such revenues may fluctuate as a percentage of net revenue. During October 2002, the Company acquired Compass Telecommunications to strengthen its service offerings.

The market for telecommunications equipment deployment services is characterized by intense competition. We believe that our ability to remain competitive depends on enhancing our existing service capabilities and competencies, locating and acquiring equipment within desired pricing parameters, developing new customer relationships and deepening relationships within our existing base, and expanding internationally.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	68.4	65.6	67.0	67.7

Gross profit	31.6	34.4	33.0	32.3

Operating expenses:
Sales and marketing	18.4	11.0	16.1	11.2
General and administrative	12.6	10.9	11.9	9.8
Amortization of intangible assets	0.3	0.6	0.3	0.6

Total operating expenses	31.3	22.5	28.3	21.6

Income from operations	0.3	11.9	4.7	10.7
Interest and other income, net	0.3	0.8	0.5	0.9

Income before income taxes	0.6	12.7	5.2	11.6
Income tax provision	0.2	5.4	2.1	4.9

Net income	0.4%	7.3%	3.1%	6.7%

Net Revenue.    Substantially all of our net revenue consists of sales of new and redeployed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power equipment, and the provision of services related to equipment sales. Net revenue decreased 8.1% to $50.5 million in the three months ended September 30, 2002 from $55.0 million in the three months ended September 30, 2001. Sales of both new and redeployed equipment decreased during the three months ended September 30, 2002 as a result of the financial distress of the telecommunications industry, the lengthening of our customers’ purchasing cycles, a slow down in our customers’ adoption of new technologies and greater emphasis on the maintenance and management of legacy equipment. Net revenues from customers outside of the United States increased to $9.0 million in the three months ended September 30, 2002 compared to $7.0 million in the comparable period in 2001. This increase was due primarily to the expansion of our international operations and reallocation of resources to support our international sales efforts. Net revenue attributable to new equipment sales decreased to $16.5 million in the three months ended September 30, 2002 from $17.9 million in the comparable period in 2001. This decrease in net revenue attributable to new equipment sales of $1.4 million was due primarily to the financial distress of the telecommunications industry which has reduced customers’ demand for new equipment as they postpone technological adoptions and lengthen their purchasing cycles or select redeployed equipment as a cost-effective alternative to new equipment. Net revenue attributable to redeployed equipment sales decreased to $34.0 million in the three months ended September 30, 2002 from $37.0 million in the comparable period in 2001. This decrease is primarily due to decreased spending amongst carriers and the lengthening of the purchasing cycle. We believe net revenue attributable to new and redeployed equipment will continue to vary from quarter to quarter as customers’ demand for such equipment fluctuates.

Net revenue decreased 5.0% to $154.7 million for the nine months ended September 30, 2002 from $162.9 million in the comparable period in 2001. The decrease in net revenue was driven primarily by a decrease in new equipment sales, partly offset by an increase in redeployed equipment sales. Net revenues from customers outside of the United States increased to $22.9 million for the nine months ended September 30, 2002 from $14.8 million in the nine months ended September 30, 2001. This increase was primarily due to the expansion of our international operations and increased focus on international sales. Net revenue attributable to new equipment sales decreased to $45.8 million for the nine months ended September 30, 2002 from $71.9 million in the comparable period in 2001. This decrease in net revenue attributable to new equipment sales of $26.1 million was due primarily to the financial distress of the telecommunications industry, which has reduced customers’ demand for new equipment. Net revenue attributable to redeployed equipment sales increased to $108.9 million for the nine months ended September 30, 2002 from $91.0 million in the comparable period in 2001. This increase in net revenue attributable to redeployed equipment sales of $17.9 million was primarily due to our increased emphasis on the sale of redeployed equipment and an increasing preference expressed by our customers for redeployed equipment as a cost-effective alternative to new equipment.

Cost of Net Revenue.    Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue decreased 3.9% to $34.6 million in the three months ended September 30, 2002, from $36.0 million in the comparable period in 2001. This decrease in cost of net revenue is primarily attributable to a decrease in our overall cost of acquiring equipment. Cost of net revenue attributable to new equipment sales decreased to $13.6 million in the three months ended September 30, 2002, from $14.8 million in the comparable period in 2001. This decrease in cost of net revenue attributable to new equipment was due primarily to a decrease in the volume of new equipment we sold and a slight decrease in the overall cost of acquiring new equipment. Cost of net revenue attributable to redeployed equipment sales was $21.0 million in the three months ended September 30, 2002, compared to $21.2 million in the comparable period in 2001. The slight decrease was due to a decrease in the overall cost of acquiring equipment offset by an increase in the volume of redeployed equipment.

Cost of net revenue decreased 6.0% to $103.7 million in the nine months ended September 30, 2002, from $110.3 million in the comparable period in 2001. This decrease in cost of net revenue is primarily attributable to a decrease in our overall cost of acquiring equipment and lower volumes of new equipment. Cost of net revenue attributable to new equipment sales decreased to $37.8 million for the nine months ended September 30, 2002 from $57.8 million in the comparable period in 2001. This decrease in cost of net revenue attributable to new equipment sales was primarily due to a decrease in the volume of new equipment we sold. Cost of net revenue attributable to redeployed equipment sales increased 25.8% to $65.9 million for the nine months ended September 30, 2002 compared to $52.4 million in the comparable period in 2001. This increase in cost of net revenue attributable to redeployed equipment was primarily due to increased volume of redeployed equipment sales.

Gross profit as a percentage of net revenue, or gross margin, decreased to 31.6% in the three months ended September 30, 2002, compared with 34.4% in the comparable period in 2001. This decrease in gross margin for the three month period was primarily due to decreased redeployed equipment margins attributable to competitive pricing pressures, market erosion and mix balance between new and redeployed equipment. Gross margin attributable to new equipment sales remained constant at 17.4% in the three months ended September 30, 2002, compared with 17.4% in the comparable period in 2001. Gross margin attributable to redeployed equipment sales decreased to 38.4% in the three months ended September 30, 2002, compared with 42.7% in the comparable period in 2001. The decrease in gross margin attributable to redeployed equipment sales was due primarily to increased price pressure on redeployed equipment due to the reduction of new equipment prices by OEMs caused by the downturn in the telecommunications industry in 2001 and continuing through the first nine months of 2002. We believe that gross margins attributable to redeployed equipment sales may continue to fluctuate depending upon the mix of redeployed equipment we sell, our ability to procure inventory at favorable prices, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

Gross margin increased to 33.0% for the nine months ended September 30, 2002, compared with 32.3% in the comparable period in 2001. Although both new and redeployed gross margins decreased in the nine months ended September 30, 2002 from the same period in 2001, the volume of redeployed sales increased in the nine months ended 2002 which caused our overall gross margin to increase in the nine months ended September 30, 2002 compared to the same period in 2001. Gross margin attributable to new equipment sales decreased to 17.4% in the nine months ended September 30, 2002 from 19.6% in the comparable period in 2001. The decrease in gross margin for the nine month period attributable to new equipment sales was due primarily to pricing pressures. We believe these gross margins will continue to fluctuate depending upon the mix of the new equipment we sell and the competitive pricing pressures from OEMs. Gross margin attributable to redeployed equipment sales decreased to 39.5% for the nine months ended September 30, 2002 from 42.3% in the comparable period in 2001. The decrease in gross margin attributable to redeployed equipment sales was due primarily to increased pricing pressure on redeployed equipment due to the reduction of new equipment prices by OEMs caused by the downturn in the telecommunications industry in 2001 and continuing in the first nine months of 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing stronger in-market presence in strategic locations to get us closer to our customers to help build and maintain long-term relationships. Sales and marketing expenses increased to $9.3 million or 18.4% of net revenue in the three months ended September 30, 2002, from $6.1 million or 11.0% of net revenue in the comparable period in 2001. This increase was primarily due to sales and procurement salaries of $1.3 million, increased travel of $313,000, increased marketing of $392,000 and workforce reductions of $825,000.

Sales and marketing expenses increased to $24.9 million or 16.1% of net revenue for the nine months ended September 30, 2002 from $18.3 million or 11.2% of net revenue in the comparable period in 2001. This increase was primarily due to higher salaries, travel, marketing and expenses associated with workforce reductions.

General and Administrative.    General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $6.4 million or 12.6% of net revenue in the three months ended September 30, 2002, from $6.0 million or 10.9% of net revenue in the comparable period in 2001. This increase was due primarily to increased salaries of $380,000, recruiting and relocation of $656,000 as we continued to strengthen our management team and an increase in depreciation of $599,000 associated with the increases in capitalized assets from new leasehold facilities and related assets as we expand our operating locations and from information technology initiatives.

General and administrative expenses increased to $18.5 million or 11.9% of net revenue for the nine months ended September 30, 2002 from $15.9 million or 9.8% of net revenue in the comparable period in 2001. The increase was primarily due to increased salaries, recruiting and relocation expenses.

Amortization of Intangible Assets.    Intangible assets consist of acquired workforce, a customer contract and goodwill related to our acquisitions during 2000 and 2001 which were amortized on a straight-line basis over their estimated economic lives. Upon adoption of SFAS 142 on January 1, 2002, the fair value allocated to acquired workforce was subsumed into goodwill. Amortization of intangible assets was $127,000 in the three months ended September 30, 2002, down from $350,000 in the comparable period in 2001. The decrease in the three and nine month periods ended September 30, 2002 reflects the impact of the adoption of SFAS 142, under which goodwill and certain intangible assets are no longer amortized.

Amortization of intangible assets decreased to $381,000 for the nine months ended September 30, 2002 compared to $1.1 million in the nine months ended September 30, 2001. The decrease reflects the impact of the adoption of SFAS 142, under which goodwill and certain intangible assets are no longer amortized.

Interest and Other Income, Net.    Interest income, net, consists of investment earnings on cash and cash equivalent balances, foreign currency gains and gains on the disposition of assets. Interest and other income, net, decreased to $181,000 for the three months ended September 30, from $461,000 in the comparable period in 2001. The decrease was due primarily to reduced interest income from lower interest rates and lower cash balance in the third quarter of 2002 compared to the same period in 2001. We had no long-term debt outstanding as of September 30, 2002.

Interest and other income, net, decreased to $889,000 for the nine months ended September 30, 2002 from $1.4 million in the comparable period in 2001. The decrease was primarily due to reduced interest income from lower interest rates and a lower cash balance average in the nine months ended September 30, 2002 compared to the same period in 2001.

Income Tax Provision.    Income tax provision for the three month period ended September 30, 2002 totaled $130,000, based on an effective tax rate of 40.5%, compared to $3.0 million in the comparable period in 2001, based on an effective tax rate of 42.5%.

Income tax provision for the nine month period ended September 30, 2002 totaled $3.3 million based on an effective tax rate of 40.5%, compared to $8.0 million in the nine month period ended September 30, 2001, based on an effective tax rate of 42.5%.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments totaled $48.9 million at September 30, 2002. Cash and cash equivalents are highly liquid investments with original or remaining maturities at the time of purchase of ninety days or less. We had short-term investments totaling $5.0 million at September 30, 2002. Short-term investments consist of securities with remaining maturities greater than ninety days but less than one year at the time of investment. Short-term investments consist of low-risk, high-grade securities such as U.S. government securities and corporate bonds. At September 30, 2002, we had no long-term debt and stockholders’ equity was $137.5 million. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. In October 2002, the Company used $8.8 million in cash to acquire substantially all the assets of Compass Telecom Services LLC and several of its affiliated companies.

Operating activities primarily include the net income for the year, non-cash charges such as changes in provisions for doubtful accounts and excess and obsolete inventory as well as depreciation and amortization expense, and changes in assets and liabilities during the period. In the nine months ended September 30, 2002, our operating activities used net cash of $1.2 million compared to net cash provided by operating activities of $26.3 million in the comparative nine month period ended September 30, 2001.

Net cash used in operating activities for the nine months ended September 30, 2002 consisted of cash provided by operations of $9.3 million offset by a decrease in cash of $10.5 million arising from changes in assets and liabilities. Net cash provided by operations consisted primarily of net income of $4.8 million, depreciation and amortization of $3.7 million and deferred tax provision of $1.2 million. Net cash used from changes in assets and liabilities arose primarily from collections of accounts receivable of $7.4 million, offset by payments of accounts payable of $7.8, increases in inventory of $2.7 million and decreases of income taxes payable of $4.5.

Net cash provided by operating activities for the nine months ended September 30, 2001 consisted of cash provided by operations of $18.6 million and an increase in cash of $7.7 million arising from changes in assets and liabilities. Net cash provided by operations consists primarily of net income of $10.8 million and depreciation and amortization of $3.6 million. Net cash provided by changes in assets and liabilities arose primarily from the reduction of inventory of $4.5 million and increase in income taxes payable of $5.9 million offset by an increase of accounts receivable of $3.8 million.

Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on the general economic conditions affecting us and our customers. The timing of strategic investments in inventory, our ability to control expenses successfully and other competitive factors will also have a significant impact on our operating cash flows.

Net cash used in investing activities in the nine months ended September 30, 2002 was $10.1 million, primarily representing expenditures relating to our investment in short-term marketable securities, information technology enhancements and a loan to our chief executive officer. This compares to $4.4 million net cash used in investing activities in the comparable period in 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 was $711,000, primarily representing proceeds from our employee stock purchase plan and stock option exercises. This compares to net cash generated from financing activities in the comparable period in 2001 of $400,000, which was primarily due to proceeds from our employee stock purchase plan, partially offset by the repayment of a capital lease.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to five years with future minimum lease payments, net of sublease proceeds of $108,000 in 2002 and 2003, as follows (in thousands):

Operating Leases
October 1, 2002 to December 31, 2002	$669
2003	2,169
2004	1,435
2005	850
2006	16

Total minimum lease payments	$5,139

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

Contingencies

We have in the past, and may from time to time, be involved in legal proceedings and litigation with third parties arising in the ordinary course of business. Such actions by third parties may subject us to significant liability and could be time-consuming and expensive to resolve. We are not currently a party to or aware of any such litigation or other legal proceedings that could materially harm our business.

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

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2001 and the nine months ended September 30, 2002, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in reduced sales to our customers and postponement of network upgrades. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels. Lower capital spending could result in reduced sales to our customers, lower our gross margins, and could impair our ability to obtain redeployed telecommunications equipment.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market;

•	our ability to obtain equipment cost-effectively from original equipment manufacturers, or OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer purchasing patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment we sell, which can be relatively lengthy;

•	delays in the commencement of our operations in new market segments and geographic regions; and

•	costs relating to possible acquisitions and integration of new businesses.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate equipment supply.

For the nine months ended September 30, 2002, 70% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to maintain and develop these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 46.9% of our net revenue for the nine months ended September 30, 2002. Verizon Communications accounted for 14.7% of our net revenue for the nine months ended September 30, 2002 and 16.1% of our net revenue for the full year 2001. In addition, substantially all of our sales are made on a purchase order basis. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

In the future we expect to reduce prices in response to competition and macro-economic climate to generate increased sales volume. Since 2001, some manufacturers have reduced their prices of new telecommunications equipment. Due to the significant decline in capital spending by telecommunications operators during 2001 and the first nine months in 2002 combined with the impact of financial difficulties within the telecommunications sector, there exists an over-supply of certain equipment relative to market demand. This situation could be exacerbated if significant consolidations within the industry were to occur. If manufacturers reduce the prices of new telecommunications equipment due to these and other factors, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margin levels.

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

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000 and opened our Asian headquarters in the second quarter of 2001. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. We currently have limited experience providing equipment outside the United States. Sales to customers outside of the United States have accounted for 14.8% of our net revenue for the nine months ended September 30, 2002 and 9.7% of our net revenue in full year 2001.

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

Our strategy to outsource some of our services capabilities could impair our ability to deliver our equipment on a timely basis.

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

We currently anticipate that our available cash resources and anticipated cash flow from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may not be sufficient to satisfy these requirements. We may need to raise additional funds through public or private debt or equity financings to:

•	take advantage of business opportunities, including more rapid international expansion or acquisitions of complementary businesses;

•	enhance our proprietary global database;

•	develop and maintain higher inventory levels;

•	gain access to new equipment lines;

•	develop new services; or

•	respond to competitive pressures.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of September 30, 2002, we had no long-term debt outstanding.

ITEM 4.     Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 2.     Changes in Securities and Use of Proceeds

None.

ITEM 3.     Default Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number		Exhibit Title

3.1	(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2	(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1	(a)	Specimen common stock certificate.

10.1	(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2	(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3	(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4	(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5	(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31,1999.

10.6	(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7		Amended Employment Agreement between Somera Communications and Jeffrey Miller, dated July 1, 2002.

10.8	(a)	Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

10.9	(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

Exhibit Number		Exhibit Title

10.10	(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11	(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12	(a)	Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13	(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14	(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15	(c)	Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16	(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17	(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18	(b)	Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19	(c)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.20	(c)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21	(c)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.22	(c)	Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

10.23	(d)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.24	(e)	Employment Agreement between Somera Communications, Inc. and Dan Firestone.

10.25	(e)	Employment Agreement between Somera Communications, Inc. and Rick Darnaby.

10.26	(f)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.27	(g)	Employment Agreement between Somera Communications, Inc. and Osmo Hautanen dated July 15, 2002.

10.28		Employment Agreement between Somera Communications, Inc. and Steve Cordial dated August 15, 2002.

99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on October 27, 2000.
(c)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2001.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(g)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on August 13, 2002.

(b)  Reports on Form 8-K.

The Company filed a Form 8-K on October 9, 2002 announcing its acquisition of substantially all the assets of Compass Telecom Services, L.L.C., Compass—TS, Inc. and CTS Partners, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2002.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL
(C. Stephen Cordial Chief Financial Officer)