Form 10-Q/A
period 2002-09-30
SOMERA COMMUNICATIONS INC
filed 2003-01-14
CIK 1094243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2002
Common Stock, $0.001 par value	48,902,168

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 is being filed solely to include the total number of common stock shares outstanding as of November 14, 2002.

SOMERA COMMUNICATIONS, INC.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

	Signatures	23

	Certifications	24

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

None.

ITEM 3.     Default Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number		Exhibit Title

3.1	(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2	(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1	(a)	Specimen common stock certificate.

10.1	(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2	(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3	(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4	(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5	(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31,1999.

10.6	(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7	(h)	Amended Employment Agreement between Somera Communications and Jeffrey Miller, dated July 1, 2002.

10.8	(a)	Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

10.9	(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

Exhibit Number	Exhibit Title

10.10(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12(a)	Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15(c)	Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18(b)	Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19(c)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.20(c)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21(c)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.22(c)	Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

10.23(d)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.24(e)	Employment Agreement between Somera Communications, Inc. and Dan Firestone.

10.25(e)	Employment Agreement between Somera Communications, Inc. and Rick Darnaby.

10.26(f)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.27(g)	Employment Agreement between Somera Communications, Inc. and Osmo Hautanen dated July 15, 2002.

10.28(h)	Employment Agreement between Somera Communications, Inc. and Steve Cordial dated August 15, 2002.

99.1(h)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on October 27, 2000.
(c)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2001.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(g)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on August 13, 2002.
(h)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2002.

(b)  Reports on Form 8-K.

The Company filed a Form 8-K on October 9, 2002 announcing its acquisition of substantially all the assets of Compass Telecom Services, L.L.C., Compass—TS, Inc. and CTS Partners, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January, 2003.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL
(C. Stephen Cordial Chief Financial Officer)

CERTIFICATIONS

I, Rick Darnaby, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Somera Communications Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ RICK DARNABY
Rick Darnaby Chief Executive Officer

I, C. Stephen Cordial, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Somera Communications Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ C. STEPHEN CORDIAL
C. Stephen Cordial Vice President and Chief Financial Officer