Form 10-K
period 2002-12-31
SOMERA COMMUNICATIONS INC
filed 2003-03-31
CIK 1094243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes |_| No |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market as of June 28, 2002) was approximately $348,447,986. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 14, 2003 was 49,097,103.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           SOMERA COMMUNICATIONS, INC.

                                      INDEX

                                                                                                            Page
                                     PART I

Item 1.       Business....................................................................................     1
Item 2.       Properties..................................................................................     9
Item 3.       Legal Proceedings...........................................................................     9
Item 4.       Submission of Matters to a Vote of Security Holders.........................................     9


                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................    10
Item 6.       Selected Financial Data.....................................................................    11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......    12
Item 7A.      Qualitative and Quantitative Disclosures About Market Risk..................................    26
Item 8.       Financial Statements........................................................................    27
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    51


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant..........................................    51
Item 11.      Executive Compensation......................................................................    51
Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................    51
Item 13.      Certain Relationships and Related Transactions..............................................    51
Item 14.      Controls and Procedures.....................................................................    51

                                     PART IV


Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    52

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


ITEM 1.   BUSINESS


The Markets we Serve

      Wireless, wireline and data services are provided by nearly 2,000 network operators around the world. During the period of rapid growth from 1996 - 2001 these network operators purchased trillions of dollars of new equipment. Much of that investment was never deployed or has never been fully utilized. Since 2001 there has been very little capital available to network operators to complete the projects already planned or to upgrade their networks to accommodate changing customer requirements. Continually increasing downward pressure on capital spending and operating budgets have encouraged network operators to rely upon the large supply of previously purchased equipment to satisfy their network's hardware requirements. Using previously purchased equipment avoids additional spending and improves key financial metrics (cash flow, return on assets, etc.) But, there is often a mis-match between the excess equipment that they already own and the specific hardware that their network needs today. This overhang of excess equipment has driven further reductions in new equipment purchased. Manufacturers have responded by slashing prices to dispose of their excess inventories and reducing their work forces to lower their break-even points and return to profitability. As a result there is a large overhang of recent vintage hardware, a mis-match within each network of equipment they already own vs. equipment they need today and a lack of technical personnel available to put the right equipment in the right place in the right network.


The Somera Solution

      We provide telecommunications operators with equipment deployment services to support their need to optimize their networks and equipment assets more efficiently and cost-effectively. Our equipment deployment services are categorized into three primary areas. First, working with the operator to determine the feasibility of redeploying existing equipment within their own network or valuing that same equipment for possible re-marketing to another operators network. Second, supplying operators with the optimum combination of new and redeployed equipment based on their implementation strategy, budget and time-to-market requirements. Finally, providing value-added services to supplement or replace resources to execute programs and projects that our customers traditionally managed themselves.

      Somera is uniquely qualified to address this market need by understanding the complexities of equipment deployment, whether that be a function of operators redeploying equipment assets within their own network ("intra-network" deployment) or disposing of assets outside of their network ("inter-network" deployment) for redeployment into another operators' network. By working with Somera, operators can make multi-vendor equipment purchase, equipment disposition, and service decisions, from a single cost-effective source.

      A key differentiator for Somera is the application of our "intellectual capital" in data, people, and operations, which we believe enables executional excellence and provides a distinct competitive advantage. Our proprietary global database of customers and networks enable us to value, find, redeploy and dispose of equipment assets at the greatest return to our customers. The experience and skills of our people deliver unbiased solutions to our customers' problems. Our equipment deployment services competencies are supported by our world-class operations, certified expertise, and program management skills.


Equipment Deployment Services

Equipment Placement & Valuation

      We help our customers determine the market value of idle and sub-optimized equipment assets. The financial potential from these assets may provide a source of capital to offset the expense of other equipment and services purchases. As part of the evaluation, we assess the viability of redeploying this equipment within the operator's own network ("intra-network" deployment) or outside of the operator's network ("inter-network" deployment). The metrics for valuation are based on the data that we capture in our proprietary global database. The database consists of product information and its respective market value, the installed technology base within our customers' networks, network build-out and de-installation plans, and demand and supply of equipment on the secondary market. The data domiciled within our database and applied to the valuation and marketability process is captured primarily through our sales and purchase transactions and interactions with customers. The data is interpreted by our internal sales, procurement, and supply organization.

      We help our customers place equipment and maximize the value of idle or sub-optimized equipment while minimizing their expense and management attention to the process. We offer four types of equipment placement programs. After collaborative investigation with the customer, we execute one, or a combination, based on the type of equipment the customer wants to dispose of, the current market demand for the equipment, the viability and condition of the equipment, and the customer's network deployment strategy. Our four types of equipment placement programs are as follows: Consignment, Asset Exchange, Direct Purchase and Equipment Disposal.

      Consignment. Our consignment program is designed to reduce the customer's excess inventory levels while maximizing recovery return based on market value. In the consignment program, we do not take title to the equipment, but rather the customer owns and typically stores the excess inventory in our warehouse. Our sales force then promotes the sale of the consigned equipment into our network of customers and prospects. Net proceeds from the consigned sales are shared between the customer and us based on negotiated terms.

      Asset Exchange. Our asset exchange program is designed to help customers maximize their capital budget by substituting, or exchanging, equipment from the customer's existing inventory for equipment that the customer wants to purchase. The equipment desired by the customer is supplied from our own inventory, from virtual inventory identified from the proprietary global database or from inventory to which we contractually have access. Exchange deals are typically executed for high demand infrastructure equipment.

      Direct Purchase. Our direct purchase program involves our directly purchasing equipment from the operator either through direct payment or credit for future purchases. Direct purchase deals are typically executed for equipment where we have an existing order of that equipment pending in the system.

      Equipment Disposal. Some equipment is no longer marketable and should be disposed of or scrapped. We can provide support to customers to manage the disposition of this equipment in a manner that complies with environmental regulations.

Equipment Supply

      We are focused on accelerating the return on investment of equipment purchased by our customers. We are a vendor neutral source for telecommunications carriers' equipment needs. We offer our customers multiple categories of telecommunications infrastructure equipment to address their specific and changing equipment requirements primarily for network maintenance and incremental build-outs. We support analog, T1, T2, SONET, TDMA, CDMA, and GSM for voice and data communications. The equipment we sell includes new and redeployed items from a variety of manufacturers. In 2002, we had a database of over 25,000 different items, from over 350 different manufacturers. We offer the original manufacturer's warranty on all new equipment. On redeployed equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer's original specifications.

      The new equipment we offer consists of telecommunications equipment purchased primarily from the original equipment manufacturers ("OEM") directly or distributors. The redeployed equipment we offer consists primarily of equipment removed from the existing telecommunications networks of telecommunications operators, many of whom are also our customers, and equipment purchased from resellers. Our sources for redeployed equipment are typically the original owners of such equipment and either the operator, another third party, or a Somera trained professional removes the equipment from the network on behalf of the operator.

      Substantially all of our equipment sourcing activities are made on the basis of purchase orders rather than long-term agreements. Although we seek, as part of our asset management strategy to establish strategic contract relationships with operators, we anticipate that operating results for any given period will continue to be dependent, to a significant extent, on purchase order based transactions.

      The equipment we sell is grouped into several general product categories and includes core, edge, and ancillary infrastructure support.

      Switching. Switching equipment is used by operators to manage call traffic and to deliver value-added services. Switches and related equipment are located in the central office of a telecommunications operator and serve to determine pathways and circuits for establishing, breaking or completing voice and data communications over the public switched telephone network ("PSTN"). We provide a variety of switching equipment, including switches, circuit cards, shelves, racks and other ancillary items in support of carrier upgrades and reconfigurations. Manufacturers of switching equipment whose products we sell include Alcatel USA, Lucent Technologies and Nortel Networks.

      Transmission. Transmission equipment is used by operators to carry information to multiple points in their network. Transmission equipment serves as the backbone of a telecommunications operator's network and transmits voice and data traffic in the form of standard electrical or optical signals. We sell a broad range of transmission products, including channel banks, M13 multiplexers, digital cross-connect systems, digital loop carriers, SONET ADMs, DSX panels and echo cancellers. Manufacturers of transmission equipment whose products we sell include ADC Telecommunications, Carrier Access, Fujitsu, Lucent Technologies, NEC, Nortel Networks, Telco Systems and Tellabs.

      Wireless. Cell sites and related ancillary wireless products are used by cellular, PCS and paging operators to provide wireless access. This equipment is used to amplify, transmit and receive signals between mobile users and transmission sites, including cell sites and transmission towers. We sell a broad range of wireless equipment including radio base stations, towers, shelters, combiners, transceivers and other related items. Manufacturers of wireless and cell site equipment whose products we sell include Telefon AB LM Ericsson, Lucent Technologies, Motorola, Nortel Networks, Paragon Networks and Siemens.

      Data. Data networking equipment is used to transmit, route and switch data communications traffic within a wireless or wireline operator's network. We provide a wide variety of data networking products including routers, digital subscriber lines, ATM switches, LAN switches and bridges. Manufacturers of data networking equipment whose products we sell include Cisco Systems, Lucent Technologies, Motorola, Nortel Networks, Redback and Riverstone.

      Microwave. Microwave systems are used by operators to transmit and receive voice, data and video traffic. These systems enable point-to-point and point-to-multipoint high speed wireless communications. We provide a variety of microwave systems, including antennas, dishes, coaxial cables and connectors. Manufacturers of microwave systems whose products we sell include Alcatel, DMC Stratex Networks, Harris-Farinon, Nortel Networks and Proxim.

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

      As part of the equipment supply offering, we will support customers' access to critical maintenance spares to minimize network downtime and potential revenue loss. Under this program, we stock new and redeployed equipment and co-locate the inventory at the customers' facilities or in locations in close geographic proximity to the customers' network operations for immediate access.

Services

      Resource allocation has become a more critical concern among operators in the execution of their network deployment strategy. Resources once focused on asset management and network (re)deployment are now being redirected to core operator business strategies to generate revenue and implement new services. In response to this market trend, we have expanded and enhanced our services strategy to include planning, deployment, engineering, and logistics and materials management services. Our ability to deliver a combined equipment and services solution, which supplements or replaces services that our customers traditionally performed themselves, can enable operators to reduce operating expenses and focus on growth strategies.

      Services revenue has not been material to date, but is becoming a growing part of the company's business with revenues generated primarily from North American operators. In 2002, we advanced this strategy and strengthened our competencies through the purchase of certain assets of Compass Telecom, LLC, a provider of outsourced services. Additionally, all work is performed to ISO 9001:2000 certification standards.

We provide the following services in connection with our equipment supply:

     o Planning Services: Our strategy is to support our customers' need to execute their network plans in a manner that will maximize the impact to their business. Our planning services are designed to support this objective, which include business case analysis, value engineering, and assessing/valuing existing equipment and determining optimal use or disposition of identified excess assets.

     o Network Deployment Services: We provide customers with deployment services for network build-outs and existing network modifications. Deployment support is defined as program management, site acquisition, site development, construction management, and installation.

          - Program Management: We provide a full spectrum of program management support. Our qualified program managers oversee many of the assignments that have traditionally been managed by the operator's own personnel.

          - Site Acquisition, Development, and Construction Management: We support the site and construction requirements for new and existing network developments. This includes strategic site planning and mapping, leasing, documentation, zoning, regulatory compliance, process engineering, and design and construction.

          -    Installation/De-Installation:        Installation/De-installation
               support has become increasingly important to our customers. The complexity of today's networks makes it difficult for any one manufacturer to support the multi-product, multi-platform network installation/de-installation process. We work with our customers to define the appropriate level of certified engineering resources required to complete a project. Trained technicians are dispatched to the location, where removal of the equipment is performed. Our broad-based technical expertise in over 350 different technologies and platforms enables us to support this need. Typically, the equipment de-installed from the site is shipped to our distribution and operations center for refurbishment and reconfiguration.

     o Engineering Services: We provide our customers with turnkey solutions for end-to-end program execution. Our program offering is defined based on existing or emergency opportunities. Our engineering services support fixed network, wireless backhaul, site design, structural analysis, E911, and DAS strategies.

     o Logistic & Materials Management Services: We provide customers with repair & refurbishment spares management, customization, equipment disposal, testing, and kitting & staging services.

          - Testing, Repair & Refurbishment: To ensure the reliability of redeployed equipment we sell, many of our products are subjected to a rigorous testing and evaluation process. The process includes loop-back testing, field simulation testing, and self-diagnostics. We also perform repair services for customer-owned equipment. Refurbishment is completed to manufacturer specifications and customer input.

          - Spares Management: Availability of critical maintenance spares is essential to managing and minimizing network downtime. We work with our customers to develop a spares program to ensure critical spares availability based on historical utilization rates and other data. Material will either be co-located at our customers' facilities or in close geographic proximity to the deployment site.

          - Customization: We offer customized assembly of multi-vendor equipment, tailored to the network's specific configuration. In support of this process, Somera may provide customers with ancillary equipment and components to complete the project and staged deployment based on the network implementation schedule.

          - Equipment Disposal: Somera works with customers to identify what equipment is no longer marketable or deployable and should be disposed or scrapped. We then manage our customer's disposition needs in a manner that complies with environmental regulations and maximizes the customer's return on such equipment.

      We execute our services strategy through a combination of internal expertise and strategic partnerships. Services performed by us either at the customers' site or at one of our facilities in California, Georgia, New Jersey or Texas. We have announced plans to consolidate these facilities to a new central operation in Texas by the third quarter of 2003. Services performed for the Europe, Middle East, and Africa ("EMEA") region are managed out of Amsterdam, The Netherlands.


Sales and Marketing

      Our sales and marketing strategy is to be in close geographic proximity to our customers. The United States sales organization is located at both our corporate headquarters in Santa Barbara, California and at strategic locations in California, Illinois, New Jersey, Texas, and Georgia. The Latin America region is supported primarily from Florida with operations in Mexico and Brazil. Operations for the EMEA region are headquartered in Amsterdam, The Netherlands with agent or sales offices in countries throughout the region including the United Kingdom, Sweden and Russia. Operations for Asia Pacific are conducted by our offices located in Singapore and Hong Kong.

      As of December 31, 2002, we employed over 225 sales, services and procurement professionals. We generate sales leads primarily through direct sales contact, telemarketing, customer referrals and various marketing outreach programs.

      In the U.S, our sales force is organized by market segment, including specialized teams focused on the Regional Bell Operating Companies ("RBOCs"), incumbent local exchange carriers ("ILECs"), long distance carriers ("IXCs"), competitive local exchange carriers ("CLECs"), national wireless carriers, including cellular, personal communications service companies ("PCSs"), and rural wireless carriers. Within these segments, our sales force operates on a defined strategic account basis with sales operatives in geographic proximity to our customers. Within each segment, we employ dedicated teams with extensive market knowledge to meet the specific requirements of these customers.

      For our customers in other countries, we approach the business on a geographic basis, rather than a defined account basis, due to language, cultural, and country specific considerations.

      Another key feature of our selling effort is the relationships we establish at various levels in our customers' organizations. This structure allows us to establish multiple contacts with each customer across their management, engineering and purchasing operations. An integral part of our asset management strategy is establishing more senior level relationships. We believe this is important to the company's future as the industry consolidates, buying decisions become centralized, and relationships become established by overarching or master agreements. We have account teams focused on each of the large national telecommunications operators and dedicated sales/support teams for others.

      An account team comprises equipment sales, procurement, services and logistic responsibilities. This level of integration enables us to respond more rapidly to customer requirements and provides consistent high quality customer service, which builds long-term relationships with our customers. Sales teams are further supported by product line managers responsible for matching supply with demand to assure equipment availability and monitoring the category to identify emerging trends that might impact our customers.

      Each team member has access to, and is supported by, our proprietary global database. This real time proprietary information system allows each team to:

     o respond to customer requirements by accessing our database of excess and redeployed equipment located at operators, manufacturers, distributors and other third parties worldwide, as well as by accessing our select inventory;

     o    identify cross-selling opportunities for equipment and services;

     o    access relevant detailed purchase and sale information;

     o    access technical and system configuration information;

     o    trace and track all customer and vendor order activity; and

     o project and anticipate customer network deployment requirements and sales opportunities.

      Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement and testing of products without having received advance purchase commitments from customers. Although our asset management strategy seeks to establish strategic contractual relationships with operators, we anticipate that operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders often can be modified, delayed or canceled by our customers without penalty. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. Consequently, our gross margins may decrease over time. We recognize revenue, net of estimated provision for sales returns and warranty obligations, when we ship equipment to our customers, provided that there are no significant post-delivery obligations.

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

      Our marketing efforts are focused on defining the category and enhancing our brand therein. Activities to support this strategy include public relations, advertising in key telecommunications industry publications, e-marketing, cooperative marketing, industry trade shows, professional sales presentations and brochures, and customer events. We believe the size and scope of our operations in our highly fragmented industry gives us both a unique advantage and opportunity to further build and enhance our brand recognition.


Customers

      We sell to every major segment of the telecommunications sector. We sell equipment to ILECs, RBOCs, IXCs, wireless operators including cellular, PCS, paging and SMRs, and CLECs. We have a healthy account diversity with over 1,400 customers worldwide with the majority located in the United States. In 2002, Verizon Communications accounted for 13.4% of our net revenue, with no other customers accounting for more than 10% of our net revenue. In 2001 and 2000, Verizon Communications accounted for 16.1% and 11.3%, respectively, of our net revenue. No other customers accounted for greater than 10% of our net revenue in 2001 and 2000. Sales to customers outside of the United States accounted for 14.9% of our net revenue in 2002, 9.7% of our net revenue in 2001, and 7.8% of our net revenue in 2000. Customers from whom we recognized at least $5.0 million in net revenue in 2002 include leading operators such as Verizon Communications, AT&T, Bellsouth, Cingular, Lucent Technologies, Triton and United States Cellular.


Competition

      The  market  for  asset  management,  equipment  and  services,  is highly competitive. Constrained capital budgets, the over-abundance of telecommunications infrastructure equipment on the market, and continued pressures to improve balance sheet metrics among operators and manufacturers will further intensify competition in our industry for the foreseeable future. Increased competition may result in price reductions, lower gross margins and loss of our market share in the future.

      As we expand our services strategy, we are likely to face a new set of competitors. Many of these competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers. These factors are likely to give these competitors a substantial competitive advantage.

      Increased competition in the secondary equipment market from distributors and other secondary market dealers for redeployed telecommunications equipment could also heighten demand for the limited supply of redeployed equipment, which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins. Any reduction in the availability of this equipment could cause us to be able to meet customer demand.

      Also on the equipment front, we currently face competition directly from OEMs who may aggressively discount or extend terms to gain share, reduce inventories, and meet quarterly financial expectations. Many of these competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:

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


Employees

      As of December 31, 2002, we had 354 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees is represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Demand for qualified personnel in the telecommunications equipment industry and our primary geographic locations is competitive. We may not be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.


Where You Can Find More Information

      Our principal executive offices are located at 5383 Hollister Avenue, Santa Barbara, California 93111, and our telephone number at this address is
(805) 681-3322. You may request a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, at no cost, by writing or telephoning us at our address above (Attention: Investor Relations). Our SEC filings are also available to the public from the SEC's web site at http://www.sec.gov. Our Internet address is http://www.somera.com. The information on our web site is not incorporated by reference into this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the Company's current executive officers as of February 28, 2003.

Name                                     Age                        Position
Rick Darnaby........................      51     President, Chief Executive Officer and Director

Dan Firestone.......................      41     Chairman of the Board of Directors

C. Stephen Cordial..................      52     Chief Financial Officer

Warren B. Grayson...................      52     Vice President, General Counsel & Secretary

Brandt A. Handley...................      44     Vice President, Chief Marketing Officer

     Rick Darnaby has served as our President and Chief Executive Officer since joining Somera Communications in September 2001. Prior to joining Somera, Mr. Darnaby was employed in a number of positions at Motorola, Inc. From December 1999 to April 2001, Mr. Darnaby served as Regional President, Senior Vice President & General Manager - EMEA for the personal communications business, from February 1998 to December 1999, Mr. Darnaby served as Senior Vice President & General Manager, Consumer Solutions Group, and from November 1996 to January 1998, Mr. Darnaby served as Corporate Vice President & Director, Global Brand Management for Motorola. From 1994 to 1996, Mr. Darnaby served as President, and from 1991 to 1994 served as executive in various capacities for The Nutrasweet Group a division of Monsanto Company. From 1989 to 1991, Mr. Darnaby served as President & Chief Executive Officer of Monsanto, Canada, Inc. Prior to 1989, Mr. Darnaby served in various positions of management for Monsanto Company. Mr. Darnaby holds a B.S. degree in business administration and an M.B.A. from Oklahoma State University. Mr. Darnaby also holds an Advanced Management Degree in International Business from I.N.S.E.A.D. (Institute of European Administration) Fountainbleau, France.

      Dan Firestone co-founded Somera Communications in July 1995, and has served as our Executive Chairman of the Board since September 2001. Mr. Firestone served as our Chief Executive Officer from 1996 to September 2001, served as our President from December 1998 to September 2001, and has also served as our Chairman of the Board since our inception. From 1994 to the present, Mr. Firestone has also operated SDC Business Consulting, a private business-consulting firm. In 1984, Mr. Firestone co-founded Century Computer Marketing, a distributor of computer service spare parts and related products, and served as its Chief Executive Officer until May 1994. Mr. Firestone also serves as President of Somera Ventures, LLC.

      C. Stephen Cordial has served as our Chief Financial Officer since joining Somera Communications in August 2002. Prior to joining Somera, Mr. Cordial held executive positions with industry leading companies in the technology and telecom sectors, including Texas Instruments, PMC-Sierra, and Xylan (which was acquired by Alcatel). Mr. Cordial also served as Chief Financial Officer for En Pointe Technologies in 1999, iReady Corp in 2000, and Nexsi Systems Corp in 2001 and 2002. Mr. Cordial holds a bachelors degree from Stanford University, and a MBA from the University of Santa Clara.

      Warren B. Grayson has served as our Vice President, General Counsel since joining Somera Communications in June 2002 and was appointed Secretary of the Corporation in August 2002. Mr. Grayson came to Somera from McWhorter Technologies, Inc. where he served as Vice President, General Counsel and Secretary from June 1999 to December 31, 2001. From September 1989 through May 1999, Mr. Grayson held a variety of in-house legal positions with The NutraSweet Company, then a subsidiary of Monsanto Company, ultimately serving as Deputy General Counsel from June 1995 to May 1999. Prior to joining Monsanto, from 1980 to 1989, Mr. Grayson was Division General Counsel and Assistant Secretary with Carson Pirie Scott & Company, a publicly held retail company. Mr. Grayson received his undergraduate degree from the University of Illinois, Chicago and his law degree from The John Marshall Law School.

      Brandt A.  Handley  has  served  as our Vice  President,  Chief  Marketing
Officer since December 2002. Previously Mr. Handley served as our Vice President, International from January 2001 to December 2002. From September 1999 to December 2000, Mr. Handley founded and operated Seedvest, Inc., an equity investment and consultancy firm. From 1991 to September 1999, Mr. Handley served as a vice president at The Walt Disney

Company, establishing two start-up companies in Asia. From 1982 to 1991, Mr. Handley served in various management capacities in the marketing department of The Procter & Gamble Company, including assignments in the U.S., the Middle East, Europe and Asia. Mr. Handley holds a B.A. in international business from the University of Oregon and is a graduate of the Advanced Management Program from the Wharton School at the University of Pennsylvania.


ITEM 2.   PROPERTIES

      Our principal executive and corporate offices, located in Santa Barbara, California, occupy approximately 43,000 square feet under several lease agreements that expire from March 2003 to March 2004. Additionally, we occupy nine office sites in the United States under lease agreements, totaling approximately 75,000 square feet.

      At December 31, 2002, we operated three distribution facilities in the United States, occupying approximately 150,000 square feet, under several lease agreements that expire from May 2004 to December 2005. Our primary distribution center is located in Oxnard, California, and occupies approximately 100,000 square feet under a lease agreement that expires in May 2004. We have another US distribution center in Norcross, Georgia and a repair center in Euless, Texas. In December 2002, we announced we were consolidating our smaller distribution and repair facilities into a larger facility in Dallas, Texas. We entered into a facility lease agreement for space in Dallas, Texas, occupying 210,000 square feet, which begins in March 2003 and expires in March 2010. We expect the Dallas distribution and repair facility to be fully operational by July 2003. At that time, the Oxnard and Norcross facilities will be vacated.

      We lease additional properties outside the U.S. Our European headquarters and distribution center, located in Amsterdam, The Netherlands, occupies approximately 14,000 square feet under a lease agreement that expires in October 2005. We have two other sales offices in Singapore and Brazil. We believe that our facilities are adequate for our current operations and that additional space can be obtained as needed.


ITEM 3.   LEGAL PROCEEDINGS

      From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 2002.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Our common stock has been traded on the Nasdaq National Market under the symbol "SMRA" since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

                                                          High        Low
                                                         -------    -------
          Year Ended December 31, 2002
          First quarter.............................      $8.70      $7.00
          Second quarter............................      $8.56      $5.58
          Third quarter.............................      $7.29      $2.01
          Fourth quarter............................      $3.26      $1.74

          Year Ended December 31, 2001
          First quarter.............................     $11.69      $4.50
          Second quarter............................      $7.23      $4.00
          Third quarter.............................      $7.05      $3.95
          Fourth quarter............................      $8.15      $4.14

      On March 14, 2003, the last reported sale price for our common stock on the Nasdaq National Market was $1.07 per share. As of March 14, 2003, there were approximately 164 holders of record. Because many of such shares are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

                                                             Year Ended December 31,
                                                      -------------------------------------
                                                  2002       2001      2000      1999      1998
                                                  ----       ----      ----      ----      ----
                                                     (in thousands except per share/unit data)
Statements of Operations:
Net revenue (1) .............................  $199,200   $221,256  $211,192  $126,861   $73,180
Cost of net revenue (1) .....................   145,590    148,478   134,618    82,761    44,126
                                               --------   --------  --------  --------   -------
Gross profit ................................    53,610     72,778    76,574    44,100    29,054
                                               --------   --------  --------  --------   -------
Operating expenses:
     Sales and marketing ....................    32,334     24,902    20,312    10,320     5,747
     General and administrative .............    25,934     22,049    16,108     8,756     3,939
     Amortization of intangible assets (3) ..       689      1,484       302      --        --
     Asset impairment .......................     1,593       --        --        --        --
     Restructuring charges ..................     2,759        352      --        --        --
                                               --------   --------  --------  --------   -------
          Total operating expenses ..........    63,309     48,787    36,722    19,076     9,686
                                               --------   --------  --------  --------   -------
Income (loss) from operations ...............    (9,699)    23,991    39,852    25,024    19,368
Interest income (expense), net ..............     1,037      1,724     2,376    (2,193)     (187)
                                               --------   --------  --------  --------   -------
Income (loss) before income taxes ...........    (8,662)    25,715    42,228    22,831    19,181
Income tax provision (benefit) ..............    (3,508)    10,929    17,737   (17,403)     --
                                               --------   --------  --------  --------   -------
     Net income (loss) ......................  $ (5,154)  $ 14,786  $ 24,491  $ 40,234   $19,181
                                               ========   ========  ========  ========   =======
Net income (loss) per share/unit--basic (2) .  $  (0.11)  $   0.31  $   0.51  $   1.02   $  0.50
                                               ========   ========  ========  ========   =======
Weighted average shares/units--basic ........    48,645     48,260    47,928    39,408    38,063
                                               ========   ========  ========  ========   =======
Net income (loss) per share/unit--diluted (2)  $  (0.11)  $   0.30  $   0.51  $   1.02   $  0.50
                                               ========   ========  ========  ========   =======
Weighted average shares/units--diluted ......    48,645     48,625    48,329    39,484    38,063
                                               ========   ========  ========  ========   =======

                                                                   December 31,
                                                         ---------------------------------
                                                    2002      2001      2000     1999      1998
                                                    ----      ----      ----     ----      ----
                                                                  (in thousands)
Balance Sheet Data:
Working capital ...............................  $ 77,332  $ 90,476  $ 78,513  $67,888  $  9,482
Total assets ..................................   165,090   143,572   178,076   115,751   17,009
Notes payable--net of current portion .........      --        --        --       --       3,457
Mandatorily redeemable Class B units ..........      --        --        --       --      51,750
Stockholders' equity/members' capital (deficit)   128,100   132,016   114,497   86,786   (45,136)

(1) During 2000, we adopted new guidance for the accounting for shipping and handling revenues and expenses, and accordingly have reclassified the prior period balances to conform with our current policy for the years ended December 31, 2000, 1999, and 1998. See also Note 2 of Notes to the Consolidated Financial Statements.

(2) See Note 2 of Notes to the Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share/unit--basic and diluted.

(3) The acquisition of MSI Communications, Inc. in October 2000 and Asurent Technologies in October 2001 includes amortization totaling $302,000 in 2000 and $1.4 million in 2001 related to goodwill and acquired workforce. Pursuant to SFAS 142 guidelines, for years subsequent to December 31, 2001, the carrying values will be assessed for impairment and no amortization will be recorded. See Note 5 of notes to consolidated financial statements.

      Our fiscal years are on a 52 and 53 week basis. For presentation purposes we are using a calendar quarter and calendar year end convention. Our fiscal years 2002, 2001, 2000, 1999 and 1998 ended on December 29, 2002, December 30,
2001, December 31, 2000, January 2, 1999 and January 3, 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of factors, including those discussed previously, under "Risk Factors" or in other parts of this Annual Report on Form 10-K.


Corporate History

      Somera Communications, Inc. was formed in August 1999 and is incorporated under the laws of the State of Delaware. In November 1999, we raised approximately $107 million in net proceeds from our initial public offering. Since that time, our common stock has traded on the Nasdaq National market under the symbol SMRA.


   Business Combinations.

      In October 2000, we acquired MSI Communications Inc. ("MSI"). This acquisition has enabled us to strengthen our product offering in data networking equipment and services, increase our national presence, and provide key personnel. This transaction was accounted for as a purchase. We paid $10.6 million in cash, including acquisition costs and issued 693,391 shares of our common stock. As of December 31, 2002, all shares have been earned and no shares are in escrow.

      In October 2001, we completed the acquisition of the equipment repair business of Asurent Technologies, Inc. ("Asurent") for $6.3 million in cash and acquisition costs. The acquisition of Asurent provides us with enhanced equipment repair capabilities, key personnel, and additional customer and supplier relationships. The financial results of these acquisitions have been included in our consolidated financial statements from the dates of acquisition.

      In October 2002, we acquired Compass Telecom, LLC ("Compass"), to strengthen our services offerings, provided key personnel, and contributed additional customer relationships. We paid $9.5 million in cash, including acquisition costs, and accrued $2.9 million as a result of earn out obligations. In addition, under the terms of the acquisition agreement, we may also be obligated to pay up to $7.1 million in cash over the next three years as a result of a contingent earn out that is based on achieving future performance targets.

      For further details about these acquisitions, see Note 3 of Notes to the Consolidated Financial Statements.


Results of Operations


   2002 Compared to 2001

      Net Revenue. Substantially all of our net revenue consists of sales of new and redeployed telecommunications and data networking equipment, including switching, transmission, access, wireless, microwave and power products, net of estimated provision for returns. Net revenue decreased 10% to $199.2 million in 2002 from $221.3 million in 2001. The decrease in net revenue was primarily driven by a 30% decrease in new equipment sales, partly offset by a 4% increase in redeployed equipment sales. Net revenues from customers in the United States decreased 15% to $169.5 million from $199.8 million, primarily due to reduced new equipment sales. Net revenues from customers outside of the United States increased 39% to $29.7 million in 2002 from $21.4 million in 2001 due to the expansion of our international operations, primarily in Europe, Asia and Latin America and our increased focus on international sales. Net revenue attributable to new equipment sales decreased to $63.7 million in 2002 from $90.9 million in 2001. The decrease in net revenue attributable to new equipment sales was due primarily to the financial distress of the telecommunications industry, which has reduced customers' demand for new equipment. In addition, telecommunications operators' capital spending budgets continue to be reduced and we see increased pricing pressure caused by OEMs' reduction of their equipment prices. Net revenue attributable to redeployed equipment sales increased to $135.5 million in 2002 from $130.4 million in 2001. The increase in net revenue attributable to redeployed equipment sales was due to greater demand among our customers in connection with the build-out and servicing of their existing networks. We also see an increased preference expressed by our customers for redeployed equipment as a cost-effective alternative to new equipment. We believe net revenue attributable to new and redeployed equipment will continue to vary from quarter to quarter as customers' demand for such equipment fluctuates. We believe net revenue from customers in the United States will decrease but that net revenues from customers outside of the United States will increase in both absolute dollars and as a percentage of overall net income as we continue to expand our international operations. Service revenue was not material at 9% of total revenues in 2002 and given that such services are sold in conjunction with equipment sales, we have included it with equipment.

      Cost of Net Revenue. Substantially all of our cost of net revenue consists of the costs of the equipment we purchase from third party sources. Cost of net revenue decreased 2% to $145.6 million in 2002 from $148.5 million in 2001. The decrease in cost of net revenue during this period is primarily attributable to decreases in our net revenues of new equipment sales, offset by an $11.9 million increase to our inventory reserve in the fourth quarter 2002. The increase in inventory reserve resulted from continued weakness in the telecommunications industry and changes in our business strategy. Cost of net revenue attributable to new equipment sales decreased to $57.0 million in 2002 from $73.2 million in 2001, primarily due to lower volumes of new equipment sales, offset by an increase in the inventory reserve during the fourth quarter of $2.4 million relating to obsolete, but new equipment. Cost of net revenue attributable to redeployed equipment sales increased to $88.6 million in 2002 from $75.3 million in 2001. The increase in cost of net revenue attributable to redeployed equipment was due primarily to a $9.5 million increase in inventory reserve in the fourth quarter related to redeployed equipment, increased volume of redeployed equipment sales and an increase in the cost to acquire redeployed equipment. We believe that the cost of net revenue attributable to redeployed equipment will continue to fluctuate in absolute dollar terms as our volume of redeployed equipment sales fluctuates in response to customer demand.

      Gross profit as a percentage of net revenue, or gross margin, decreased to 26.9% in 2002 from 32.9% in 2001. The decrease in gross margin was primarily due to an $11.9 million increase to our inventory reserve we made in fourth quarter 2002. We anticipate increased pricing pressure on new and redeployed equipment due to OEMs' reduction of their equipment prices during the fourth quarter as a result of the slow-down of the economy in 2001 and 2002. Gross margin attributable to new equipment sales decreased to 10.5% in 2002 from 19.4% in 2001. The decrease in gross margin attributable to new equipment sales was primarily due to an increase in the inventory reserve of $2.4 million during the fourth quarter, which related to new equipment and increased pricing pressures. Gross margin attributable to redeployed equipment sales decreased to 34.6% in 2002 from 42.3% in 2001. The decrease in gross margin attributable to redeployed equipment sales was due primarily to an increase in the inventory reserve of $9.5 million during the fourth quarter related to redeployed equipment and increased price pressure on redeployed equipment. We believe that gross margins attributable to redeployed equipment sales may continue to fluctuate depending upon the mix of redeployed equipment we sell, our ability to procure inventory at favorable prices, and the pace of recovery of the economy in general and the telecommunications industry in particular.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. Our e-commerce initiative was terminated during the fourth quarter of 2002. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses increased to $32.3 million, or 16.2% of net revenue, in 2002 from $24.9 million, or 11.3% of net revenue, in 2001. This increase was primarily due to an increase of $5.1 million in salaries and wages associated with the hiring of additional sales and procurement personnel, an increase of $1.2 million in travel related costs associated with our intensified sales efforts, and an increase of $804,000 in marketing primarily associated with a market study on the redeployed telecommunications space, partially offset by a decrease of $948,000 in lower absolute commissions corresponding to lower gross profit on which commissions are based. The absolute dollar increase in salaries and wages and decrease in commissions were also due to a change in compensation structure for our senior sales personnel, wherein base salaries were increased and commission rates were reduced as well as severance packages paid to employees who were terminated as part of a reduction in workforce we completed in the third quarter of 2002. We expect that our sales and marketing expenses will decrease in 2003 as a result of our restructuring in the fourth quarter of 2002.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs. General and administrative expenses increased to $25.9 million, or 13.0% of net revenue, in 2002 from $22.0 million, or 10.0% of net revenue, in 2001. This increase was due primarily to an increase of $742,000 in relocation costs, an increase of $253,000 associated with facilities costs and an increase of $1.2 million in depreciation. We expect that general and administrative expenses will decrease due to our cost saving measures.

      Restructuring and Asset Impairment Charges. In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of employee staff by 29 positions throughout the Company in managerial, professional, clerical and operational roles and consolidation of the Oxnard, Norcross and Euless distribution and repair facilities to one centralized location in Dallas.

      For the year ended December 31, 2002, the charges associated with the restructuring were as follows (in thousands):

                                                                 Total Charge
                                                                 ------------
Restructuring Charge
     Continuing lease obligations...........................     $     995
     Termination benefits...................................         1,764
                                                                     -----
Total Restructuring Charge..................................         2,759
     Asset Impairments......................................         1,593
                                                                     -----
Total Charge................................................     $   4,352

      Continuing lease obligations primarily relate to closure of the Oxnard, Norcross, and Euless facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-lease rentals. At December 31, 2002, the Company remains obligated under lease obligations of $1.5 million associated with its December 2002 operational restructuring, offset by estimates of future sub-lease rentals of $575,000. The lease obligations expire in 2006. The Company expects cash savings of $500,000 a quarter beginning in the third quarter of 2003 and thereafter.

      Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring costs include broker commissions, professional fees and other miscellaneous expenses directly attributable to the restructuring.

      At  December  31,  2002,  the  accrued   liability   associated  with  the
restructuring charge was $2.6 million and consisted of the following (in thousands):

                                                      Restructuring                        Balance at
                                                          Charge         Payments       December 31, 2002
                                                          ------         --------       -----------------
Lease obligations, net of estimated
      Sublease income .............................       $  995           $  --             $  995
Termination benefits ..............................        1,764            (155)             1,609
                                                          ------           -----             ------
Total .............................................       $2,759           $(155)            $2,604
                                                          ======           =====             ======

      As of December 31, 2002, 20 employees had been terminated, and actual termination benefits paid were $155,000.

      Asset impairments primarily relate to e-commerce software the Company invested in, in anticipation of on-line sales. The online market did not materialize and in the fourth quarter of 2002, the Company eliminated the department and wrote-off the assets. The Company expects $1.5 million in amortization savings in 2003 and none thereafter.

      Restructuring charges in 2001 relate to a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The total charges associated with the reorganization were $352,000 and represented accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all which were paid in 2001.

      Amortization of Intangible Assets. Intangible assets consist of customer contracts, non-compete covenants and goodwill related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets decreased to
$689,000 in 2002 from $1.5 million in 2001. The decline in amortization of intangible assets relates to our adoption of SFAS No. 141 "Business Combinations" and 142 "Goodwill and other Intangibles", which requires that workforce intangibles be subsumed into goodwill and that goodwill no longer be amortized. This resulted in a $1.4 million decrease in amortization in

2002. This is partially offset by additional intangible asset amortization of $182,000 resulting from the Compass acquisition completed in October, 2002. We expect amortization to increase slightly during 2003 to reflect a full year amortization of intangible assets relating to the Compass acquisition.

      Interest Income (Expense), Net. Interest income (expense), net consists of investment earnings on cash and cash equivalent balances. Interest income, net decreased to $1.0 million in 2002 from $1.7 million in 2001. The decrease in interest income was primarily due to lower interest rates in effect during 2002 and a declining cash balance from January 2002 to December 2002. We had no long-term debt outstanding as of December 31, 2002.

      Income Tax Provision / (Benefit). In 2002 we had an income tax benefit of $3.5 million, with an effective tax rate of 40.5%. In 2001, we had a tax provision of $10.9 million with an effective tax rate of 42.5%. Our tax rate decrease is due primarily to Goodwill no longer being amortized as a result of SFAS 141 and 142 and tax efficiencies gained as an indirect consequence of internally restructuring domestic business operations.


   2001 Compared to 2000

      Net Revenue. Net revenue increased to $221.3 million in 2001 from $211.2 million in 2000. The increase in net revenue was primarily attributable to a general increase in our equipment and services offerings rather than significant increases in the price of the products we sold, expansion of our international operations, and growth in significant customer accounts. Net revenues from customers outside of the United States increased to $21.4 million in 2001 from $16.5 million in 2000 due to the expansion of our international operations. Our acquisitions of MSI in October 2000 and the equipment repair business of Asurent in October 2001 contributed to the general increase in equipment and service offerings. These increases were partially offset by the effects of the general slow-down in the telecommunications operators' capital spending levels, including increased price pressure on our redeployed equipment prices, caused by OEMs' reduction of their equipment prices. Net revenue attributable to new equipment sales increased slightly to $90.9 million in 2001 from $90.7 million in 2000. Net revenue attributable to redeployed equipment sales increased to $130.4 million in 2001 from $120.5 million in 2000. The increase in net revenue attributable to redeployed equipment sales was due to greater demand among our customers in connection with the build-out and servicing of their existing networks. We believe net revenue attributable to new and redeployed equipment will increase as our customers continue to build their existing networks.

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

      Sales and Marketing. Sales and marketing expenses increased to $24.9 million, or 11.3% of net revenue, in 2001 from $20.3 million, or 9.6% of net revenue, in 2000. This increase was primarily due to an increase of $4.2 million in salaries and wages associated with the hiring of additional sales and procurement personnel, and an increase of $800,000 in travel related costs associated with our intensified sales efforts, partially offset by a decrease of $2.4 million in lower absolute commissions corresponding to lower gross profit on which commissions are based. The absolute increase in salaries and wages and decrease in commissions were also due to a change in compensation structure for our senior sales personnel, wherein base salaries were increased and commission rates were reduced.

      General and Administrative. General and administrative expenses increased to $22.0 million, or 10.0% of net revenue, in 2001 from $16.1 million, or 7.6% of net revenue, in 2000. This increase was due primarily to an increase of $3.6 million in compensation costs and benefits associated with the increase in employees relating to the expansion of our operations, an increase of $1.2 million associated with facilities costs and an increase of $1.7 million in depreciation.

      Stock Based Compensation. Stock-based compensation was $148,000 and $367,000 for 2001 and 2000, respectively. Stock based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options issued to key directors. The number of shares of common stock subject to outstanding vested and unvested employee stock awards was approximately $10.1 million and $6.8 million, or 21% and 14% of our outstanding common stock, at December 31, 2002 and 2001, respectively.

      Amortization of Intangible Assets. Intangible assets consist of acquired workforce, customer contract and goodwill related to our acquisitions during 2000 and 2001 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets increased to $1.5 million in 2001 from $302,000 in 2000. This increase in 2001 reflected a full year of amortization of the goodwill and purchased intangibles arising from the MSI acquisition compared with three months of amortization in 2000.

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

Quarterly Results of Operations

      The following tables set forth unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2002, as well as the percentage of our net revenue represented by each item. In our opinion, this unaudited information has been prepared on the same basis as the annual financial statements. This information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation when read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                   Quarter Ended
                                     March 31, June 30, Sept. 30,  Dec. 31,  March 31, June 30,  Sept. 30,  Dec. 31,
                                     --------- -------- ---------  --------  --------- --------  ---------  --------
                                        2001     2001      2001      2001       2002      2002      2002     2002
                                        ----     ----      ----      ----       ----      ----      ----     ----
                                                                    (unaudited)
                                                                  (in thousands)
Statements of Operations Data:
Net revenue ........................  $47,809   $60,103   $54,973   $58,371   $55,001   $49,217   $50,495   $ 44,487
Cost of net revenue ................   32,475    41,747    36,035    38,221    36,210    32,961    34,560     41,859
                                      -------   -------   -------   -------   -------   -------   -------   --------
Gross profit .......................   15,334    18,356    18,938    20,150    18,791    16,256    15,935      2,628

Operating expenses:
     Sales and marketing ...........    5,567     5,914     6,464     6,957     7,293     8,338     9,309      7,394
     General and administrative ....    5,281     5,024     5,575     6,169     5,473     6,625     6,358      7,478
     Amortization of intangible
       assets ......................      350       350       350       434       127       127       127        308
     Asset impairment ..............       --        --        --        --        --        --        --      1,593
     Restructuring charges .........      352        --        --        --        --        --        --      2,759
                                      -------   -------   -------   -------   -------   -------   -------   --------
         Total operating
           expenses ................   11,550    11,287    12,389    13,561    12,893    15,090    15,794     19,532
                                      -------   -------   -------   -------   -------   -------   -------   --------
Income (loss) from operations ......    3,784     7,069     6,549     6,589     5,898     1,166       141    (16,904)
Interest income (expense), net .....      507       470       461       286       218       490       181        148
                                      -------   -------   -------   -------   -------   -------   -------   --------
Income (loss)  before
   income taxes ....................    4,291     7,539     7,010     6,875     6,116     1,656       322    (16,756)
Income tax provision (benefit) .....    1,818     3,210     2,979     2,922     2,477       671       130     (6,786)
                                      -------   -------   -------   -------   -------   -------   -------   --------
Net income (loss) ..................  $ 2,473   $ 4,329   $ 4,031   $ 3,953   $ 3,639   $   985   $   192   $ (9,970)
                                      =======   =======   =======   =======   =======   =======   =======   ========
As a Percentage of Net Revenue:
Net revenue ........................    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%     100.0%
Cost of net revenue ................     67.9      69.5      65.6      65.5      65.8      67.0      68.4       94.1
                                      -------   -------   -------   -------   -------   -------   -------   --------
Gross profit .......................     32.1      30.5      34.4      34.5      34.2      33.0      31.6        5.9
Operating expenses:
     Sales and marketing ...........     10.6       9.3      11.0      11.5      13.3      16.9      18.4       16.6
     General and administrative ....     12.1       8.9      10.9      11.0      10.0      13.4      12.6       16.8
     Amortization of intangible
       assets ......................      0.7       0.6       0.6       0.7       0.2       0.3       0.3        0.7
     Asset impairment ..............       --        --        --        --        --        --        --        3.6
     Restructuring charges .........      0.7        --        --        --        --        --        --        6.2
                                      -------   -------   -------   -------   -------   -------   -------   --------
         Total operating
           expenses ................     24.1      18.8      22.5      23.2      23.5      30.6      31.3       43.9
                                      -------   -------   -------   -------   -------   -------   -------   --------
Income (loss) from operations ......      8.0      11.7      11.9      11.3      10.7       2.4       0.3      (38.0)
Interest income (expense), net .....      1.0       0.8       0.8       0.5       0.4       1.0       0.3        0.3
                                      -------   -------   -------   -------   -------   -------   -------   --------
Income (loss) before
   income taxes ....................      9.0      12.5      12.7      11.8      11.1       3.4       0.6      (37.7)
Income (loss) tax
   provision (benefit) .............      3.8       5.3       5.4       5.0       4.5       1.4       0.2      (15.3)
                                      -------   -------   -------   -------   -------   -------   -------   --------
Net income (loss) ..................      5.2%      7.2%      7.3%      6.8%      6.6%      2.0%      0.4%     (22.4)%
                                      =======   =======   =======   =======   =======   =======   =======   ========

     Goodwill and acquired workforce related to the acquisition of MSI Communications, Inc. in October 2000 and Asurent technologies, Inc. in October 2001 includes $302,000 amortization in 2000 and $1.4 million of amortization in 2001. Pursuant to SFAS 142 guidelines, for years subsequent to December 31, 2001, the carrying values will be assessed for impairment and no amortization will be recorded.

Liquidity and Capital Resources

      Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $50.4 and $54.5 million at December 31, 2002 and 2001, respectively.

      We finance our operations primarily through cash flows from operations. Net cash generated by operating activities in 2002 was $10.4 million. The primary increase in net cash provided by operating activities was a decrease in accounts receivable of $19.5 million. We saw over a $6.0 million dollar decline in net revenues in the fourth quarter. Decreasing revenues and continued focus on cash collection caused the balance to decrease significantly over the prior year. The inventory provision increased by $13.7 million, primarily due to a $11.9 million increase in the inventory reserve taken in the fourth quarter 2002. In the fourth quarter we experienced a significant decline in market demand over the previous quarter and continued to see increased pricing pressures. Historically, the value of inventory increased as it aged and became scarce in the market. In addition, when the decision was made to consolidate operations in Dallas, we recognized the cost of transporting some of the items exceeded the market price. At the time we made the decision to consolidate our distribution facilities in Dallas, we reviewed inventory for impairment and concluded that a write-down of $11.9 million was necessary. Increases in our operating activities were offset by a $10.6 million decrease in Accounts Payable, $9.1 million increase in inventories and a $4.5 million decrease in income taxes payable.

      Net cash provided by operating activities in 2001 was $32.3 million. The primary increases in operating activities comprised of net income of $14.8 million, depreciation and amortization of $5.0 million, a $3.0 million increase in inventory reserve, an increase in accounts payable of $4.6 million, increase in deferred revenue of $4.6 million and increase in income taxes payable of $5.2 million. The increases in operating activities were partially offset by decreases in accounts receivable of $4.7 million and inventories of $2.4 million. Net cash used in operating activities in 2000 was $3.2 million. The primary increase in operating activities was net income of $24.5 million. Net income was offset by increases in accounts receivable of $18.8 million and inventories of $13.1 million.

      Net cash used in investing activities in 2002 comprised primarily our acquisition of Compass for $9.5 million in cash including acquisition costs, acquisition of property and equipment of $4.3 million and a loan to an officer for $2.0 million. Net cash used in investing activities in 2001 comprised primarily our acquisition of Asurent for $6.3 million in cash, including acquisition costs, and acquisition of property and equipment of $4.7 million. Net cash used in investing activities in 2000 comprised primarily of our acquisition of MSI for $10.6 million in cash, including acquisition costs and acquisition of property and equipment of $6.1 million.

      Cash flows from financing activities for the years ended December 31, 2002 and 2001, included proceeds from employee stock purchases of $586,000 and $580,000, respectively. Cash flow used in financing activity for the year ended December 31, 2000 was $1.5 million, which primarily relates to a repayment of a line of credit for $1.0 million and a repayment of capital leases of $830,000.

      At December 31, 2002, we had $50.4 million in cash and cash equivalents. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2002.

      The  following  summarizes  our  contractual   obligations  under  various
operating leases for both office and warehouse space as at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to four years with future minimum lease payments, net of sublease proceeds of $108,000 in 2003, as follows (in thousands):

                                             2003    2004     2005   2006   2007 Thereafter
                                             ----    ----     ----   ----   ---- ----------
Restructuring related leases (see note 11)  $  561  $  592  $  304  $   22  $  0  $    0
Operating Leases .........................   2,247   2,256   1,913   1,108   912  1, 989
                                            ------  ------  ------  ------  ----  ------

      Total commitments ..................  $2,808  $2,848  $2,217  $1,130  $912  $1,989
                                            ======  ======  ======  ======  ====  ======

      We have not included contingent earn out payments in the table above. The potential earn out payments to the former owners of Compass is $3.85 million during 2003 and $3.25 million in 2004 if the earnings before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.

      We are also exposed to credit risk in the event of default of the sub-lessee of certain facilities, because we are still liable to meet our obligations under the terms of the original lease agreement.

      We anticipate fluctuations in working capital in the future primarily as a result of fluctuations in sales of equipment and relative levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the restructuring of our corporate headquarters, consolidation of our distribution centers, equipment testing infrastructure, and additional facilities to support our growth, as well as expending significant resources in support of our information technology projects.

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

      Revenue Recognition. Substantially all of our revenue is derived from the sale of new and redeployed telecommunications equipment. With the exception of exchange transactions, revenue is recognized upon our delivery of equipment provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

      We also generate services revenue in connection with equipment sales. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. We recognize revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. For 2002 revenue from services represented approximately 9% of net revenue. Services represented less than 5% of net revenues prior to 2002.

      Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products. A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on our historical experience. Actual results could differ from those estimates, which could affect our operating results. At December 31, 2002, the reserve for sales returns and warranty obligations was $990,000.

      We supply equipment to companies in exchange for redeployed equipment or to companies from which redeployed equipment was purchased under separate arrangements executed within a short period of time ("reciprocal arrangements"). For reciprocal arrangements, the Company considers Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions." Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $1.3 million and $1.4 million for the fiscal years ended December 31, 2002 and 2001, respectively. There were no revenues recognized under reciprocal arrangements during 2000.

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

      At December 31, 2002, the estimate for slow-moving and obsolete inventory was $14.5 million. During the year ended December 31, 2002 we recorded a $13.7 million increase to the inventory reserve, resulting from continued weakness in the telecommunications industry and changes in our business strategy.

      At December 31, 2002, the estimate for doubtful accounts was $692,000.

      Valuation of Goodwill and Intangible Assets. The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from fifteen months to three years.

      We conduct our annual goodwill impairment tests during June or more frequently based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of the Company below its carrying value. Events or circumstances that might require the need for more frequent tests include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within the Company, the disposition of a significant portion of the Company, or a significant adverse change in business climate or regulations. Accordingly, as a result of the restructuring activities and inventory write-downs, the Company conducted a second impairment test at December 31, 2002. The estimated fair value of the Company exceeded the carrying value in both tests conducted in 2002, indicating the underlying goodwill was not impaired at the respective testing dates. The goodwill balances at December 31, 2002 and 2001 were $26.5 million and $16.3 million, respectively.

      Deferred Taxes. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense. We evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances related to our net deferred tax assets. As of December 31, 2002, we had no valuation allowances recorded against our deferred tax assets.


Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No.146 will apply to exit or disposal activities initiated after fiscal year 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from commitment date approach to when the liability is incurred.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In March 2003, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We are currently assessing the impact of EITF 00-21 on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not assessed the impact of the recognition and measurement provisions of FIN 45 on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of FIN 46 on our consolidated financial statements.


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

     o the rate at which telecommunications operators de-install their equipment;

     o decreases in our selling prices due to competition in the secondary market or price pressure from OEMs;

     o    our   ability   to  obtain   products   cost-effectively   from  OEMs,
          distributors,    operators    and   other    secondary    sources   of
          telecommunications equipment;

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

      We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2002, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels.


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

      In fiscal year 2002, 68% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.


Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

      Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 49.4% of our net revenue in 2002, 39.7% of our net revenue in 2001, and 39.5% in 2000. Verizon Communications accounted for 13.4%, 16.1% and 11.3% of our net revenue in 2002, 2001 and 2000, respectively. In addition, substantially all of our sales are made on a purchase order basis, and no customer has entered into a long-term purchasing agreement with us. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.


We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

      In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2002 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.


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

      We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have "key person" life insurance policies on any of our employees.

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

      If our customers choose to defer or curtail their capital spending programs, it could have a negative impact on our sales to those telecommunications operators, which would harm our business. A significant portion of our customers are emerging telecommunications operators who compete against existing telecommunications companies. These new participants only recently began to enter these markets, and many of these operators are still building their networks and rolling out their services. They require substantial capital for the development, construction and expansion of their networks and the introduction of their services. If emerging operators fail to acquire and retain customers or are unsuccessful in raising needed funds or responding to any other trends, such as price reductions for their services or diminished demand for telecommunications services in general, then they could be forced to reduce their capital spending programs.

If we fail to implement our strategy of purchasing equipment from and selling equipment to regional bell operating companies, our growth will suffer.

      One of our strategies is to develop and expand our relationships with regional bell operating companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of redeployed equipment. We cannot assure you that the implementation of this strategy will be successful. RBOCs may not choose to sell redeployed equipment to us or may not elect to purchase this equipment from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell redeployed equipment to our customers or prospective customers. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our growth could suffer.


If we do not continue to expand our international operations our growth could suffer.

      We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Singapore, Brazil, Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for 14.9% of our net revenue in 2002, 9.7% of our net revenue in 2001, and 7.8% of our net revenue in 2000.


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

      Telecommunications operators require a strict level of quality and reliability from telecommunications equipment suppliers. Telecommunications equipment is inherently complex and can contain undetected software or hardware errors. If we deliver telecommunications equipment with undetected material defects, our reputation, credibility and equipment sales could suffer. Moreover, because the equipment we sell is integrated into our customers' networks, it can be difficult to identify the source of a problem should one occur. The occurrence of such defects, errors or failures could also result in delays in installation, product returns, product liability and warranty claims and other losses to us or our customers. In some of our contracts, we have agreed to indemnify our customers against liabilities arising from defects in the equipment we sell to them. Furthermore, we supply most of our customers with warranties that cover the equipment we offer. While we may carry insurance policies covering these possible liabilities, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim, whether successful or not, could be costly, damage our reputation and distract key personnel, any of which could harm our business.


Our strategy to outsource services could impair our ability to deliver our equipment on a timely basis.

      While we have expanded our services capability, we still currently depend on, to a large degree, third parties for a variety of equipment-related services, including engineering, repair, transportation, testing, installation and de-installation. This outsourcing strategy involves risks to our business, including reduced control over delivery schedules, quality and costs and the potential absence of adequate capacity. In the event that any significant subcontractor was to become unable or unwilling to continue to perform their required services, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources of third party services would be available to us on a timely basis, or at all.

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

      To meet customer demand in the future, we believe it is necessary to maintain or increase some levels of inventory. Failure to maintain adequate inventory levels in these products could hurt our ability to make sales to our customers. In the past, we have experienced inventory shortfalls on certain high demand equipment, and we cannot be certain that we will not experience such shortfalls again in the future, which could harm our ability to meet customer demand. Further, rapid technology advancement could make portions of our existing inventory obsolete and cause us to incur losses. In addition, if our forecasts lead to an accumulation of inventories that are not sold in a timely manner, our business could suffer.


The corruption or interruption of key software systems we use could cause our business to suffer if it delays or restricts our ability to meet our customers' needs.

      We rely on the integrity of key software and systems. Specifically we rely on our relationship management database which tracks information on currently or potentially available redeployed equipment. This software and these systems may be vulnerable to harmful applications, computer viruses and other forms of corruption and interruption. In the event any form of corruption or interruption affects our software or systems, it could delay or restrict our ability to meet our customers' needs, which could harm our reputation or business.


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

      We adopted SFAS 142 beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. For 2002, our amortization charge for other intangibles was $689,000. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

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

      Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 55% of our outstanding common stock as of December 31, 2002. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.


ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      We have reviewed the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2002.

      Substantially all of our revenue, purchases and capital spending is denominated in U.S. dollars. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the U.S.

      We invest our excess cash in short term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of December 31, 2002, we had no long-term debt outstanding.

ITEM 8.   FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Accountants......................................      28


Consolidated Balance Sheets............................................      29


Consolidated Statements of Operations..................................      30


Consolidated Statement of Stockholders' Equity.........................      31


Consolidated Statements of Cash Flows..................................      32


Notes to Consolidated Financial Statements.............................      33

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Somera Communications, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somera Communications, Inc. and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
January 28, 2003

                           SOMERA COMMUNICATIONS, INC.


                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                             December 31,
                                                                                             -----------
                                                                                         2002             2001
                                                                                       --------         --------
                                     ASSETS
Current assets:
     Cash and cash equivalents ....................................................    $ 50,431         $ 54,522
     Accounts receivable, (net of allowance for doubtful accounts of
       $692 and $1,701 at December 31, 2002 and 2001 respectively) ................      25,065           44,269
     Inventories, net .............................................................      25,480           30,009
     Deferred tax asset, current portion ..........................................       7,422            4,857
     Income tax receivable ........................................................       2,680               --
     Other current assets .........................................................       3,244            2,879
                                                                                       --------         --------
          Total current assets ....................................................     114,322          136,536
Property and equipment, net .......................................................       7,064            8,687
Deferred tax asset, net of current portion ........................................      13,891           14,300
Other assets ......................................................................       1,838            1,060
Goodwill ..........................................................................      26,585           16,323
Intangible assets, net ............................................................       1,390            1,170
                                                                                       --------         --------
          Total assets ............................................................    $165,090         $178,076
                                                                                       ========         ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................................    $ 19,910         $ 29,694
     Accrued compensation .........................................................       3,105            2,401
     Other accrued liabilities ....................................................       8,292            4,196
     Deferred revenue .............................................................       5,683            4,550
     Income taxes payable .........................................................          --            5,219
                                                                                       --------         --------
          Total current liabilities ...............................................      36,990           46,060

Commitments (Note 6)

Stockholders' equity:
     Common stock: $0.001 par value
     Shares authorized: 200,000
     Shares issued and outstanding: 48,904 and 48,535 at December 31, 2002 and
        2001 respectively .........................................................          49               49
     Additional paid-in capital ...................................................      73,145           71,929
     Unearned stock-based compensation ............................................          (8)             (71)
     Accumulated other comprehensive loss .........................................        (114)             (73)
     Retained earnings ............................................................      55,028           60,182
                                                                                       --------         --------
          Total stockholders' equity ..............................................     128,100          132,016
                                                                                       --------         --------
          Total liabilities and stockholders' equity ..............................    $165,090         $178,076
                                                                                       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                          2002        2001       2000
                                                                       ---------    --------    --------
Net revenue .......................................................    $199,200     $221,256    $211,192
Cost of net revenue ...............................................     145,590      148,478     134,618
                                                                       --------     --------    --------
          Gross profit ............................................      53,610       72,778      76,574
Operating expenses:
     Sales and marketing ..........................................      32,334       24,902      20,312
     General and administrative ...................................      25,934       22,049      16,108
     Amortization of intangible assets ............................         689        1,484         302
     Asset impairment .............................................       1,593           --          --
     Restructuring charges, net ...................................       2,759          352          --
                                                                       --------     --------    --------
          Total operating expenses ................................      63,309       48,787      36,722
                                                                       --------     --------    --------
Income (loss)  from operations ....................................      (9,699)      23,991      39,852
Interest income (expense), net ....................................       1,037        1,724       2,376
                                                                       --------     --------    --------
Income (loss)  before income taxes ................................      (8,662)      25,715      42,228
Tax provision (benefit) ...........................................      (3,508)      10,929      17,737
                                                                       --------     --------    --------
          Net income (loss) .......................................    $ (5,154)    $ 14,786    $ 24,491
                                                                       ========     ========    ========
Net income (loss) per share--basic ................................    $  (0.11)    $   0.31    $   0.51
                                                                       ========     ========    ========
Weighted average shares--basic ....................................      48,645       48,260      47,928
                                                                       ========     ========    ========
Net income (loss)  per share--diluted .............................    $  (0.11)    $   0.30    $   0.51
                                                                       ========     ========    ========
Weighted average shares--diluted ..................................      48,645       48,625      48,329
                                                                       ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                             Accumulated
                                                                  Additional    Unearned        Other
                                                 Common Stock      Paid-in    Stock-Based   Comprehensive   Retained
                                               Number     Value    Capital    Compensation   Income (loss)  Earnings      Total
                                               ------     -----    -------    ------------   ------------   --------      -----
Balances, January 1, 2000 .................     47,838     $48     $66,419        $(586)       $  --       $ 20,905      $  86,786
Issuance of common
  stock through employee
  stock purchase plan .....................         37      --         353           --           --             --            353
Issuance of common
  stock through exercise of warrants ......         27      --          --           --           --             --             --
Issuance of common
  stock on acquisition of MSI
  Communications,  Inc. ...................        289      --       2,500           --           --             --          2,500
Amortization of
  unearned stock-based compensation .......         --      --          --          367           --             --            367
Net income ................................         --      --          --           --           --         24,491         24,491
                                                ------     ---     -------        -----        -----      ---------      ---------
  Balance, December 31, 2000 ..............     48,191     $48     $69,272        $(219)       $  --      $  45,396      $ 114,497

Issuance of common
  stock through employee
  stock purchase plan .....................        118      --         580           --           --             --            580
Issuance of contingent
  common stock on acquisition of MSI
  Communications,  Inc. ...................        226       1       1,841           --           --             --          1,842
Warrants issued in exchange
   for services ...........................         --      --         236           --           --             --            236
Amortization of
  unearned stock-based compensation .......         --      --          --          148           --             --            148
Foreign currency translation adjustment             --      --          --           --          (73)            --            (73)
Net income ................................         --      --          --           --           --         14,786         14,786
                                                ------     ---     -------        -----        -----      ---------      ---------
 Balances, December 31, 2001 ..............     48,535     $49     $71,929        $ (71)       $ (73)     $  60,182      $ 132,016
                                                ======     ===     =======        =====        =====      =========      =========
Issuance of common
  stock through employee
  stock purchase plan .....................        168      --         586           --           --             --            586
Issuance of contingent
  common stock on acquisition of MSI
  Communications,  Inc. ...................        179      --         505           --           --             --            505
Issuance of common stock through stock
   option exercises .......................         22      --         125           --           --             --            125
Amortization of
  unearned stock-based compensation .......         --      --          --           63           --             --             63
Gain/(Loss) on investments                          --      --          --           --            3             --              3
Foreign currency translation
   adjustment .............................         --      --          --           --          (44)            --            (44)
Net loss ..................................         --      --          --           --           --         (5,154)        (5,154)
                                                ------     ---     -------        -----        -----      ---------      ---------
       Balances, December 31, 2002 ........     48,904     $49     $73,145        $  (8)       $(114)     $  55,028      $ 128,100
                                                ======     ===     =======        =====        =====      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Year ended December 31,
                                                                                                   -----------------------
                                                                                             2002            2001            2000
                                                                                           --------        --------        --------
Cash flows from operating activities:
     Net income (loss) .............................................................       $ (5,154)       $ 14,786        $ 24,491
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
          Depreciation and amortization ............................................          5,363           5,038           1,015
          Provision for doubtful accounts ..........................................          1,876             592           1,778
          Provision for excess and obsolete inventories ............................         13,667           2,974           3,062
          Deferred tax provision (benefit) .........................................         (2,721)            521             (54)
          Warrants issued in exchange for services .................................             --             236              --
          Non-cash restructuring charge ............................................          1,593              --              --
          Amortization of stock-based compensation .................................             63             148             367
          Forgiveness of loans to officers .........................................            203              89              75
          Gain on disposal of assets ...............................................            (93)             --              --
          Changes in operating assets and liabilities:
               Accounts receivable .................................................         19,477          (4,652)        (18,811)
               Inventories .........................................................         (9,138)         (2,375)        (13,077)
               Other current assets ................................................         (2,181)           (340)           (518)
               Other assets ........................................................           (129)             45               8
               Accounts payable ....................................................        (10,582)          4,587            (513)
               Accrued compensation ................................................            335            (122)            816
               Deferred revenue ....................................................          1,133           4,550              --
               Other accrued liabilities ...........................................          1,203             975          (1,282)
               Income taxes payable ................................................         (4,486)          5,219            (508)
                                                                                           --------        --------        --------
                    Net cash provided by (used in) operating activities ............         10,429          32,271          (3,151)
                                                                                           --------        --------        --------
Cash flows from investing activities:
     Acquisition of property and equipment .........................................         (4,333)         (4,706)         (6,129)
     Acquisition of business, net of cash acquired .................................         (9,529)         (6,336)        (10,568)
     Purchase of short-term investments ............................................         (4,984)             --              --
     Sale of short-term investments ................................................          4,984              --              --
     Loans to officers .............................................................         (2,000)           (300)           (300)
     Repayment of loan to officer ..................................................            675              --             425
                                                                                           --------        --------        --------
                    Net cash used in investing activities ..........................        (15,187)        (11,342)        (16,572)
                                                                                           --------        --------        --------
Cash flows from financing activities:
     Repayment of line of credit ...................................................             --              --          (1,026)
     Payment of capital lease ......................................................             --            (180)           (830)
     Proceeds from employee stock purchase plan ....................................            586             580             353
     Proceeds from stock option exercises ..........................................            125              --              --
                                                                                           --------        --------        --------
                    Net cash provided by (used in) financing activities ............            711             400          (1,503)
                                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents ...............................         (4,047)         21,329         (21,226)
Effect of exchange rate changes on cash and cash equivalents .......................            (44)            (73)             --
Cash and cash equivalents, beginning of year .......................................         54,522          33,266          54,492
                                                                                           --------        --------        --------
Cash and cash equivalents, end of year .............................................       $ 50,431        $ 54,522        $ 33,266
                                                                                           ========        ========        ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ......................................       $     67        $     64        $    136
                                                                                           ========        ========        ========
     Income taxes paid .............................................................       $  5,111        $  4,815        $ 18,974
                                                                                           ========        ========        ========
     Fixed assets acquired under capital lease .....................................       $     --        $     --        $    258
                                                                                           ========        ========        ========
     Issuance of common stock in acquisition of business ...........................       $    505        $  1,842        $  2,500
                                                                                           ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                           SOMERA COMMUNICATIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Formation and Business of the Company:

      Somera Communications, Inc. ("The Company") was formed in August 1999 and is incorporated under the laws of the State of Delaware. In November 1999, the Company raised approximately $107 million in net proceeds from the initial public offering. Since that time, the Company's common stock has traded on the Nasdaq National market under the symbol SMRA.


Note 2 - Summary of Significant Accounting Policies:


   Basis of Presentation

      The Company's fiscal years reported are the 52- or 53-week periods ending on the Sunday nearest to December 31. Fiscal years 2002, 2001 and 2000 comprised the 52-week periods ended on December 29, 2002, December 30, 2001 and December 31, 2000, respectively.


   Principles of Consolidation

     The Company acquired MSI Communications, Inc., in October 2000, formed Somera Communications B.V., incorporated in The Netherlands, in November 2000, formed Somera Communications Pte Ltd., incorporated in Singapore, in August 2001, and formed Somera Communications Ltda, incorporated in Brazil, in April, 2002. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.


   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for doubtful accounts receivable, slow-moving and obsolete inventory, sales returns reserves, valuation of goodwill and purchased intangibles, restructuring accruals and deferred taxes. Actual results could differ from those estimates.


   Revenue Recognition

      Substantially all of the Company's revenue is derived from the sale of new and redeployed telecommunication equipment. With the exception of reciprocal arrangements, revenue is recognized upon delivery of the equipment by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

      The Company also generates services revenue in connection with equipment sales. Revenue for transactions that include multiple elements such as equipment and services is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. Revenue from services represented approximately 9% of total revenue for the year ended December 31, 2002 and less than 5% of revenue for each of the fiscal years ended December 31, 2001 and 2000.

      Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products. A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on the Company's historical experience.

                           SOMERA COMMUNICATIONS, INC.

      The Company supplies equipment to companies in exchange for redeployed equipment or to companies from which redeployed equipment was purchased under separate arrangements executed within a short period of time ("reciprocal arrangements"). For reciprocal arrangements, the Company considers Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 86-29, "Nonmonetary Transactions:
Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions." Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $1.3 million and $1.4 million for the fiscal years ended December 31, 2002 and 2001, respectively. There were no revenues recognized under reciprocal arrangements during 2000.


   Income Taxes

      The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


   Concentration of Credit Risk and Other Risks and Uncertainties

      Financial instruments, which potentially expose the Company to a concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash with three high credit quality financial institutions in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

      For the year ended December 31, 2002, one customer accounted for 13.4% of net revenue and one customer accounted for 23.7% of accounts receivable at December 31, 2002. In addition, the Company purchased 1.4% of its total inventory purchases from a single customer. For the year ended December 31, 2001, one customer accounted for 16.1% of net revenue and two customers each accounted for 14.0% of accounts receivable at December 31, 2001. For the year ended December 31, 2000, one customer accounted for 11.3% of net revenue and no customer accounted for more than 10% of accounts receivable.

      One supplier accounted for 14.7% of equipment purchases in the year ended December 31, 2002. One supplier accounted for 11.3% of equipment purchases in the year ended December 31, 2001. Two suppliers accounted for 15.9% and 11.8% of equipment purchases in the year ended December 31, 2000.


   Foreign Currency Translation

      The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss). Foreign currency transaction gains and losses, which to date have not been material, are included in the statement of operations.


   Fair Value of Financial Instruments

      The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities.


   Cash and Cash Equivalents

      The Company considers all highly liquid instruments purchased with remaining maturity of three months or less at the date of purchase to be cash equivalents.

                           SOMERA COMMUNICATIONS, INC.

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


   Property and Equipment

      Property and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or remaining lease term on a straight-line basis. Purchased software utilized in designing, installing and operating business information and communications systems is capitalized and amortized on a straight-line basis, generally over three years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Gains and losses on dispositions of property and equipment are included in net income.


   Goodwill and Intangible Assets

      The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from fifteen months to three years.

      The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The Company currently operates as one reporting unit that shares similar economic characteristics. Accordingly, the impairment test is a comparison of the fair value of the Company to its carrying value. The excess of the fair value of the Company over the amounts allocated to the identifiable assets and liabilities of the Company is the implied fair value of the Company's goodwill. The Company conducts annual impairment tests in June and whenever events or circumstances may occur that might require the need for more frequent tests. These circumstances include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within the Company, the disposition of a significant portion of the Company, or a significant adverse change in business climate or regulations.


   Stock-based Compensation

      The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its interpretations in accounting for its employee stock options. The Company amortizes stock based compensation arising from certain employee and non-employee stock option grants over the vesting periods of the related options, generally four years using the method set out in Financial Accounting Standards Board Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options.

                           SOMERA COMMUNICATIONS, INC.

      Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

                                                    Year Ended December 31,
                                                    -----------------------
                                                    2002       2001    2000
                                                  --------   -------  -------
Net (loss) income--as reported .................  $ (5,154)  $14,786  $24,491
Add:  Stock-based employee compensation
    expensed in the financial statements .......        63       148      367
Deduct: Stock-based employee compensation
    expense determined under fair value
    based method for all award .................    12,504    12,764    5,770
                                                  --------   -------  -------
Net (loss) income--as adjusted .................  $(17,595)  $ 2,170  $19,088
                                                  ========   =======  =======

Net  (loss) income per share--basic as reported   $  (0.11)  $   0.3  $  0.51
Net (loss) income per share--basic as adjusted .  $  (0.36)  $   0.0  $  0.40
Net (loss) income per share--diluted as reported  $  (0.11)  $   0.3  $  0.51
Net (loss) income per share--diluted as adjusted  $  (0.36)  $   0.0  $  0.39

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 "stock-based compensation" using the following assumptions:

                                          Employee Stock Option Plan        Employee Stock Purchase Plan
                                      ---------------------------------   ----------------------------------
                                        2002        2001        2000          2002        2001        2000
                                        ----        ----        ----          ----        ----        ----
     Risk-free interest rate........  2.62%       4.15%       5.88%           2.30%       4.22%      6.13%
     Expected life (in years).......     5           5           5            0.50        0.50       0.50
     Dividend yield.................     0%          0%          0%              0%          0%         0%
     Expected volatility............    95%         92%         40%             79%         79%        40%

   Net Income (loss) Per Share

      Basic net income  (loss) per share is computed by dividing  the net income
(loss) for the period by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net income (loss) per share computation to the extent such shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share data):

                                                   Year Ended December 31,
                                                   -----------------------
                                                   2002      2001     2000
                                                 --------   -------  -------
Numerator
     Net income (loss) ........................  $ (5,154)  $14,786  $24,491
                                                 --------   -------  -------
Denominator
     Weighted average shares--basic ...........    48,645    48,260   47,928
     Dilutive effect of options and warrants to
     purchase shares and escrow shares ........      --         365      401
                                                 --------   -------  -------
Weighted average shares--diluted ..............    48,645    48,625   48,329
                                                 --------   -------  -------
Net income (loss) per share--basic ............  $  (0.11)  $  0.31  $  0.51
                                                 ========   =======  =======
Net income (loss) per share--diluted ..........  $  (0.11)  $  0.30  $  0.51
                                                 ========   =======  =======

      For the year ended December 31, 2001, 404,478 and 127,581 shares of common stock were excluded from the basic and fully diluted calculations of net income, respectively. For the year ended December 31, 2000, 404,478 and 288,913 shares of common stock were excluded from the basic and fully diluted calculations of net income, respectively. These shares are considered contingent as they were issued in connection with the MSI acquisition

                           SOMERA COMMUNICATIONS, INC.

and held in escrow until certain contingencies are resolved. In addition, for the years ended December 31, 2002, 2001 and 2000, options to purchase 4,302,196, 5,001,518 and 182,750 shares of common stock were excluded from the fully diluted calculation as their effect would be anti-dilutive.


   Comprehensive Income (loss)

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Foreign currency translation losses of $44,000 and $73,000 and a gain on investments of $3,000 and $0 resulted in total comprehensive (loss) income of ($5,195,000) and $14,713,000 for the year ended December 31, 2002 and 2001, respectively. There was no difference between the Company's net income of $24,491,000 and its total comprehensive income for the year ended December 31, 2000.


   Reclassifications

      Certain financial statement items have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported net earnings.


     Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No.146 will apply to exit or disposal activities initiated after fiscal year 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from commitment date approach to when the liability is incurred.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In March 2003, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We are currently assessing the impact of EITF 00-21 on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are

                           SOMERA COMMUNICATIONS, INC.

applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not assessed the impact of the recognition and measurement provisions of FIN 45 on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of FIN 46 on our consolidated financial statements.


Note 3 - Acquisitions


MSI Communications, Inc.

      On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. ("MSI"), a data networking equipment sales and services company, for $10.6 million in cash including acquisition costs, and 693,391 shares of common stock issued to MSI shareholders and held in an escrow account. The acquisition has been accounted for as a purchase business combination and the results of operations of MSI have been included in the consolidated financial statements since the date of acquisition. The shares to be released from escrow may be reduced based on resolution of certain contingencies. As of the acquisition date, 288,913 shares, valued at $2.5 million, were expected to be earned and were included in the allocated purchase price. The remaining 404,478 shares, valued at $3.5 million, were to be earned based on certain financial performance and employee retention milestones as of December 31, 2001 and 2002, resulting in an increase to the purchase price resulting in an increase in goodwill. The share values were calculated based on the average closing price of the last five business days prior to the acquisition date. As of December 31, 2002 and 2001, both the financial performance and employee retention milestones were achieved. As a result, 178,613 and 225,865 shares valued at $505,000 and $1.8 million, respectively using the year-end closing prices in 2002 and 2001, were earned, resulting in an increase in the purchase price as detailed below.

      The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The additional 178,613 shares released from escrow due to the resolution of certain contingencies, valued using the year-end closing price, increased the purchase price by approximately $505,000, resulting in an increase in goodwill of the same amount. The total purchase price, including the adjustment for achieving the year-end 2002 milestones, was allocated as follows (in thousands):


        Current assets..........................................       $ 3,317
        Property and equipment..................................           187
        Deferred tax assets.....................................           898
        Assumed liabilities.....................................        (3,453)
        Goodwill................................................        14,568
                                                                       -------
        Total purchase price....................................       $15,517
                                                                       =======

                           SOMERA COMMUNICATIONS, INC.

Asurent Technologies, Inc.

      On October 10, 2001 the Company acquired the equipment repair business and certain assets and liabilities of Asurent Technologies, Inc. ("Asurent"), a telecommunications equipment sales and repair business, for $6.3 million in cash including acquisition costs. The results of operations of Asurent have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows:


Current assets .................................................      $ 1,819
Property and equipment .........................................          428
Assumed liabilities                                                      (965)
Customer contract ..............................................          845
Goodwill                                                                4,209
                                                                      -------
  Total purchase price .........................................      $ 6,336
                                                                      =======

      The amortization of the customer contract is being computed over the calculated length of the contract of eighteen months on a straight-line basis. In accordance with SFAS No. 142 "Goodwill and other intangible asstes", no amortization has been recorded on the Asurent goodwill.


Compass Telecom, LLC.

      On October 9, 2002, the Company acquired Compass Telecom Services ("Compass") for $9.5 million in cash including acquisition costs. Compass provides outsourced services to support telecom operators' need to more efficiently optimize their networks and equipment assets. The acquisition was accounted for in accordance with SFAS No. 141 and the results of operations of Compass have been included in the consolidated financial statements since the date of acquisition.

      The purchase agreement also provides for earn outs in years 2002 through 2004 for certain officers of Compass. The earn outs are contingent upon the financial performance of Compass during the fourth quarter of 2002, and fiscal years 2003 and 2004. The fourth quarter 2002 earn out was achieved, resulting in a $2.9 million increase in the purchase price and associated goodwill. The earn out was accrued in other accrued liabilities as of December 31, 2002. For the following two years, additional amounts are to be earned based on certain financial performance and employee retention milestones. For the years ending December 31, 2003 and 2004, the maximum earn outs are $3.85 million and $3.25 million, respectively.

      The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. Compass provides outsourced services to support telecom operators' need to more efficiently optimize their networks and equipment assets. The purchase price was allocated as follows:

Current assets .................................................     $  2,708
Property and equipment .........................................          315
Other long-term assets .........................................           32
Assumed liabilities ............................................       (1,486)
Customer contract ..............................................          654
Non-compete agreements .........................................          665
Goodwill .......................................................        9,509
                                                                     --------
  Total purchase price .........................................     $ 12,397
                                                                     ========

                           SOMERA COMMUNICATIONS, INC.

      The customer contract intangible asset is being amortized ove of the contract of fifteen months on a straight-line basis. The non-compete covenants are being amortized over the length of the covenants of thirty-six months on a straight-line basis. In accordance with SFAS No. 142, no amortization has been recorded on the Compass goodwill.

      The amortization of acquired workforce and goodwill was computed over three and ten years, respectively, on a straight-line basis for the years ended December 31, 2001 and 2000. Pursuant to SFAS No. 142 guidelines the net amount allocated to workforce has been subsumed into goodwill in connection with the Company's adoption of SFAS No. 142.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Compass as if the acquisition had occurred January 1, 2001 and of MSI Communications as if the acquisition had occurred on January 1, 2000. Pro forma results of operations for the Asurent acquisition have not been presented because the effects of the acquisition were not material.

                                                Year Ended December 31,
                                                -----------------------
 (in thousands except for per share data)     2002       2001      2000
                                            ---------  --------  --------
Net revenue ............................    $208,552   $237,817  $221,403
Net income .............................    $ (3,332)  $ 13,467  $ 23,189
Net income per share - basic ...........    $  (0.07)  $   0.28  $   0.48
Net income per share - diluted..........    $  (0.07)  $   0.28  $   0.48

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the reversal of a one-time acquisition related compensation charge and amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the results of operations which actually would have occurred had the combinations been in effect on January 1, 2000, and January 1, 2001, respectively or of future results of operations of the consolidated entities.


Note 4--Balance Sheet Accounts (in thousands):

Property and Equipment, Net                              December 31,
                                                         -----------
                                                       2002       2001
                                                    --------   --------
Computer and telephone equipment ...............    $  9,708   $ 10,366
Office equipment and furniture .................       1,068      1,204
Warehouse equipment ............................       1,135        486
Leasehold improvements .........................       2,131      1,972
                                                    --------   --------
                                                      14,042     14,028
Less accumulated depreciation and amortization..      (6,978)    (5,341)
                                                    --------   --------
                                                    $  7,064   $  8,687
                                                    ========   ========

      Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000, amounted to $4.7 million, $3.6 million and $713,000, respectively.

Inventory, Net                                          December 31,
                                                        ------------
                                                      2002       2001
                                                    --------   --------
Finished goods .................................    $ 39,979   $ 33,250
Less reserve for excess and obsolete inventory..     (14,499)    (3,241)
                                                    --------   --------
                                                    $ 25,480   $ 30,009
                                                    ========   ========

                           SOMERA COMMUNICATIONS, INC.

      The Company recorded provisions for excess and obsolete inventories of $13.7 million, $3.0 million and $3.0 million during the years ended December 31, 2002, 2001 and 2000, respectively. In the quarter ended December 31, 2002, the Company experienced a significant decline in market demand over the previous quarter; increased pricing pressures from declining new equipment prices, net revenues declining by approximately $6 million over the quarter ended September 30, 2002. In addition, when the decision was made to consolidate operations in Dallas, the Company recognized the additional cost of transporting and holding some of the items would result in their cost exceeding market value. As a result, in the fourth quarter of 2002, the Company recorded a $10.1 million inventory write off and an additional writedown of $1.8 million to reduce the carrying value of inventories to their market value. The $11.9 million inventory charge was included in the inventory reserve as of December 31, 2002 and in January 2003, $10.1 million of reserves subsequently was written off against the reserve and $1.8 million was written down to market value.

   Other Accrued Liabilities                    December 31,
                                                ------------
                                                2002     2001
                                               ------  ------
   Restructuring accrual (see note 11)...      $2,604  $   --
   Compass earn out .....................       2,900      --
   Sales tax payable ....................         502     667
   Warranty reserve .....................         990     994
   Other ................................      $1,296  $2,535
                                               ------  ------
                                               $8,292  $4,196
                                               ======  ======

Note 5- Goodwill and Intangible assets

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

      Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company's acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts are being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement is being amortized on a straight line basis over the life of the agreement, 36 months.

      The Company operates as one reporting unit and determined during June, 2002, that the carrying amount of goodwill exceeded its implied fair value at that time. As a result of the adverse change in the business climate and the restructuring activities announced during December 2002, the Company performed an additional impairment review and concluded that goodwill was not impaired at that time because the carrying amount of goodwill still exceeded its implied fair value.

                           SOMERA COMMUNICATIONS, INC.

      The following is a summary of net income and earnings per share for the years ended December 31, 2001 and 2000, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in thousands, except per share amounts):

                                                    Years Ended December 31,
                                                    ------------------------
                                                       2001           2000
                                                     -------        -------
Consolidated Statements of Operations Data:

Net income .......................................   $14,786        $24,491
Add: amortization expense (including workforce)...     1,399            302
                                                     -------        -------
Adjusted net income ..............................   $16,185        $24,793
                                                     =======        =======
Net income per common share--basic................   $  0.31        $  0.51
Add: amortization expense - basic.................   $  0.03        $  0.01
Adjusted net income per common share - basic......   $  0.34        $  0.52
Net income per common share - diluted.............   $  0.30        $  0.51
Add:  amortization expense - diluted..............   $  0.03        $  0.00
Adjusted net income per common share--diluted ....   $  0.33        $  0.51

      The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 (in thousands):

                                                                    Goodwill
                                                                    --------
Balance at December 31, 2000 ..............................         $ 11,441
Additions - Asurent (see note 3) ..........................            4,209
Additions- MSI (see note 3) ...............................            1,842
Amortization ..............................................           (1,169)
                                                                    --------
Balance at December 31, 2001 ..............................           16,323
Additions - Compass (see note 3) ..........................            9,509
Adjustment - MSI earn out .................................              505
Workforce subsumed, net of tax ............................              248
                                                                    --------
Balance at December 31, 2002 ..............................         $ 26,585
                                                                    ========

      Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets with finite useful lives at December 31, 2002 and 2001 (in thousands):

                                                        2002

                                                    Accumulated
                                          Cost      amortization     Total
                                          ----      ------------     -----

Customer contracts ................     $1,499         $  643       $  856
                                                                       131
Non-compete agreement .............        665            534
                                        ----------------------------------
                                        $2,164         $  774       $1,390
                                        ==================================

                                                       2001

                                                    Accumulated
                                          Cost      amortization     Total
                                          ----      ------------     -----

Customer contracts ................     $  845         $   85       $  760
                                                                       280
Acquired workforce ................        690            410
                                        ----------------------------------
Other .............................     $1,535         $  365       $1,170
                                        ==================================

                           SOMERA COMMUNICATIONS, INC.

      Amortization expense related to intangible assets was $689,000, $314,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2002 for each of the years ending December 31, 2003 and 2004, amortization will be $1.1 million and $194,000, respectively.


Note 6--Commitments:

      On February 9, 2001, the Company entered into a credit facility with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. On September 6, 2001, the agreement was amended to increase the facility from $3.0 million to $4.0 million. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial ratios. As of December 31, 2002, the Company had no letters of credit outstanding. As of December 31, 2001, the Company had $232,000 in letters of credit outstanding. The Company had no long-term debt as of December 31, 2002 and 2001.

      The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to four years. Rent expense, net of sublease income, for the years ended December 31 2002, 2001 and 2000, was $2.6 million, $2.3 million and $1.1 million, respectively.

      Future minimum lease payments, net of sublease rentals of $108,000 in 2003, under non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

                                              2003    2004   2005   2006   2007 Thereafter
                                              ----    ----   ----   ----   ---- ----------
Gross restructuring related leases
        (see note 11)...................    $  561  $  592 $  304  $   22  $  0  $    0
Operating Leases........................     2,247   2,256  1,913   1,108   912   1,989
                                            ------  ------ ------  ------  ----  ------

    Total commitments...................    $2,808  $2,848 $2,217  $1,130  $912  $1,989
                                            ======  ====== ======  ======  ====  ======

      Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes. The Company is also exposed to credit risk in the event of default of the sub-lessee, because the Company is still liable to meet its obligations under the terms of the original lease agreement. The
Company has not included contingent earn out payments in the table above. The potential earn out payments to the former owners of Compass is $3.85 million during 2003 and $3.25 million in 2004 if the earnings before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.


Note 7--Stockholders' Equity:


   Warrants

      In September 2001, the Company issued warrants to purchase 170,250 shares of common stock in exchange for recruitment services. The warrants were immediately vested. The fair value of the warrants of approximately $236,000 has been recorded as an expense in 2001. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 3.30% and a term of three years. The warrants are outstanding at December 31, 2002.


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

                           SOMERA COMMUNICATIONS, INC.

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

      In July 1999, the Company issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000, which is being amortized over the vesting period of the underlying options of four years. Amortization expense associated with unearned stock-based compensation totaled $63,000 $148,000 and $367,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     In July 2002, the Company issued stock options to purchase 900,000 shares of stock to an executive of the Company. The options were granted with an exercise price equal to the stock's fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant.

     In July 2002, the Company issued stock options to purchase 350,000 shares of stock to an executive of the Company. The options were granted with an exercise price equal to the stock's fair market value on the date of grant. The options vest as performance milestones are achieved and expire ten years from the date of grant.


      In January 2002 and 2001, the Board approved the increase in the number of options available for grant by 1,948,502 and 1,943,770 pursuant to the provisions of the Plan. This represents the annual increase calculated as 4% of the total outstanding shares as of the beginning of the fiscal year.

      Activity under the Plan is set forth below:


                                                              Weighted
                                                              Average
                              Available      Outstanding      Exercise
                              For Grant        Options         Price
                              ---------        -------         -----

Balances, December 31, 1999   3,656,657        3,093,343      $ 9.60
                             ----------      -----------      ------
   Options granted ........  (2,683,500)       2,683,500      $10.90
   Options canceled .......     237,520         (237,520)      11.26
                             ----------      -----------      ------
Balances, December 31, 2000   1,210,677        5,539,323      $10.16
                             ----------      -----------      ------
   Annual increase ........   1,943,770               --          --
   Options granted ........  (1,750,725)       1,750,725      $ 5.48
   Options canceled .......     532,542         (532,542)      10.61
                             ----------      -----------      ------
Balances, December 31, 2001   1,936,264        6,757,506      $ 7.58
                             ----------      -----------      ------
    Annual increase .......   1,948,502               --          --
                             ----------      -----------      ------
    Options granted .......  (5,274,921)       5,274,921      $ 4.36
       Options exercised ..          --          (21,646)       7.02
                             ----------      -----------      ------
    Options canceled ......   1,963,205       (1,963,205)       8.41
                             ----------      -----------      ------
Balances, December 31, 2002     573,050       10,047,576      $ 6.18
                             ==========      ===========      ======

      At December 31, 2002, 4,692,957 options outstanding were exercisable.

                           SOMERA COMMUNICATIONS, INC.

   1999 Director Option Plan

      In September 1999, the Company adopted the 1999 Director Option Plan (the "Director Plan"), which provides for the grant of non-statutory stock options to non-employee directors. The Director Plan has a term of ten years. A total of 300,000 shares of the Company's common stock, plus an annual increase equal to the number of shares needed to restore the number of shares of common stock that are available for grant under the Director Plan to 300,000 shares, have been reserved for issuance under the Director Plan. As of December 31, 2002, no options have been granted under the Director Plan.


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

      The  aggregate  of  the  Company's   options   outstanding  and  currently
exercisable by exercise price at December 31, 2002 are as follows:

                  Options Outstanding                     Options Exercisable
--------------------------------------------------------- ----------------------
                                    Weighted
                                    Average      Weighted               Weighted
                                   Remaining      Average                Average
                                  Contractual    Exercise     Number    Exercise
  Exercise Price   Outstanding   Life in Years     Price   Exercisable    Price
  --------------   -----------   -------------     -----   -----------    -----

 $2.60 - $3.00     2,617,175           9.73       $ 2.79        6,604    $ 2.60
 $4.50 - $6.55     5,639,129           8.91         4.79    1,348,544      4.88
 $7.57 - $10.75    3,672,984           7.53         8.90    2,246,829      8.99
$11.00 - $13.50    1,365,288           6.94        11.06    1,090,980     11.05
                  ----------       --------       ------    ---------    ------
                  13,294,576           8.49       $ 6.18    4,692,957    $ 8.28
                  ==========       ========       ======    =========    ======

   Employee Stock Purchase Plan

      In September  1999,  the Company  adopted the 1999 Employee Stock Purchase
Plan (the "ESPP"), which provides eligible employees with an opportunity to purchase the Company's common stock at a discount through accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the ESPP. In February and August 2002, 69,298 and 98,679 shares, respectively, were issued under the ESPP, generating contributions of $586,000. In February and August 2001, 50,364 and 67,938 shares, respectively, were issued under the ESPP, generating contributions of $580,000. The weighted average estimated fair values of the ESPP awards issued during fiscal 2002, 2001 and 2000 were $3.48, $2.19 and $3.01 per share, respectively. In August 2000, 36,718 shares were issued under the plan generating contributions of $353,000.

                           SOMERA COMMUNICATIONS, INC.

Note 8 - Warranties and Financial Guarantees

      We provide for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business, but in general we offer warranties which match the OEM warranty for that specific product. Our equipment warranties generally carry a 360 day warranty from the date of shipment. Our liability under these warranties is to repair or replace at our cost any defective equipment. Longer warranty periods are provided on a limited basis in instances where the OEM warranty is longer.

      Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

      Changes in our warranty liability, which is included as a component of "Other Accrued Liabilities" on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):



Balance, as of December 31, 2001..........................        $     994
Provision for warranty liability..........................            3,371
Settlements...............................................           (3,375)
                                                                  ----------

Balance, as of December 31, 2002..........................        $     990
                                                                  ----------


   Financial Guarantees:

      We occasionally guarantee contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short term in nature. The maximum potential amount of future payments we could be required to make under our guarantees at December 31, 2002 was $0.


Note 9--401(k) Savings Plan:

      In February 1998, the Company adopted a 401(k) Savings Plan (the "Savings Plan") which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of their gross compensation not to exceed the annual IRS limitation for any plan year ($11,000 in 2002). The Company matches 25% of employee contributions on the first 5% of their contributions for all employees who receive less than 50% of their total compensation in the form of incentive compensation. The Company made matching contributions of $48,050, $144,000, and $55,000, for the years ended December 31, 2002, 2001 and 2000, respectively.


Note 10--Related Party Transactions and Loans to Officers:

      In December 2002, the Company subleased approximately 1,300 square feet of space to the Chairman of the Board for $2,300 per month. The lease expires on March 31, 2003.

      On July 12, 1999 the Company entered into an interest-free mortgage loan agreement under which it advanced $600,000 to an officer of the Company. Under the terms of the mortgage loan the amount advanced was to be forgiven as to $50,000 on each of the first four anniversaries of the note and $100,000 on each of the fifth through eighth anniversaries. In August 2002, the executive officer repaid the remaining outstanding balance of $450,000. Under the terms of the loan, $150,000 had been previously forgiven by the Company.

      On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan was interest free, collateralized by the principal residence of the officer, and must be repaid when the residence is sold. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000

                           SOMERA COMMUNICATIONS, INC.

to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, $75,000 has been forgiven by the Company. The officer repaid the remaining balance on January 1, 2003.

      On May 1, 2001, the Company entered into a mortgage loan agreement under which it advanced $300,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced will be forgiven as to $22,500 on the first anniversary of the note, $25,000 on each of the second and third anniversaries of the note, $50,000 on each of the fourth through seventh anniversaries and $27,500 the final year. If the officer's employment with the Company ceases for any reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent on the reason for the officer's termination, and ranges from one to six months from the date of termination of employment. The remaining balance under this loan at December 31, 2002 was $265,000.

      On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2.0 million to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer's employment is either terminated without cause or is constructively terminated. If the officer's employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer's employment termination and ranges up to twelve months from the date of termination of employment. The remaining balance under this loan at December 31, 2002 was $1.9 million.

      As a result of the above, the Company recorded compensation charges of $203,000, $89,000 and $75,000, equal to the total amounts forgiven under these loans in 2002, 2001 and 2000. The amounts scheduled to be repaid or forgiven during the year ended December 31, 2002 have been included in other current and noncurrent assets.


Note 11 - Restructuring and Asset Impairment Charges

      In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of employee staff by 29 positions throughout the Company in managerial, professional, clerical and operational roles and consolidation of the Oxnard, Norcross and Euless distribution and repair facilities to one centralized location in Dallas.

      Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2002, the Company remains obligated under lease obligations of $1.5 million associated with its December 2002 operational restructuring, offset by estimates of future sub-lease income of $575,000. Expected sublease income has not been reflected in the schedule of commitments in footnote 6 as sublease agreements have not been signed. The lease obligations expire in 2006. The Company expects cash savings of $500,000 a quarter beginning in the third quarter 2003 and thereafter.

      Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

                           SOMERA COMMUNICATIONS, INC.

      At  December  31,  2002,  the  accrued   liability   associated  with  the
restructuring charge was $2.6 million and consisted of the following (in thousands):
                                                                      Balance at
                                         Restructuring                 December
                                            Charge        Payments     31, 2002
                                            ------        --------     --------
Lease obligations, net of estimated
      sublease income .................     $  995         $  --          $  995
Termination benefits ..................      1,764          (155)          1,609
                                            ------         -----          ------
Total .................................     $2,759         $(155)         $2,604

      As of December 31, 2002, 20 employees had been terminated, and actual termination benefits paid were $155,000.

      Asset impairments primarily relate to the write down of the remaining carrying value of the e-commerce software the Company invested in, in anticipation of on-line sales. The online market did not materialize and in December 2002, the Company terminated on-line sales, eliminated the department and wrote-off the assets. The Company expects $1.6 million in savings in 2003 and none thereafter.

      Restructuring charges in 2001 relate to a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The total charges associated with the reorganization were $352,000 and represented accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all which were paid in 2001.


Note 12--Income Taxes:

      The provision for (benefit from) income taxes for the years ended December 31, 2002, 2001 and 2000 consist of the following (in thousands):

                                              Year Ended December 31,
                                              -----------------------
                                        2002            2001             2000
                                        ----            ----             ----
Current:
     Federal ................        $ (1,361)        $  8,120         $ 13,969
     State ..................              40            2,264            3,822
     Foreign ................             (50)              23             --
                                     --------         --------         --------
                                       (1,371)          10,407           17,791

Deferred:
   Federal ..................          (1,602)             465              (59)
   State ....................            (535)              57                5
                                     --------         --------         --------
                                       (2,137)             520              (54)
                                     --------         --------         --------
                                     $ (3,508)        $ 10,929         $ 17,737
                                     ========         ========         ========

      The net deferred tax asset as of December 31, 2002 and 2001 was comprised of the following (in thousands):

                                                                              December 31,
                                                                              ------------
                                                                             2002       2001
                                                                             ----       ---
Deferred tax asset (liability):
     Property and equipment .............................................  $   106    $  (379)
     Reserves and accruals ..............................................    6,038      3,606
     Difference in tax and book basis of net assets upon conversion, net    14,061     15,543
     Net operating loss carryforward ....................................      827        555
     Intangible assets ..................................................      281       (168)
                                                                           -------    -------
          Total deferred tax asset ......................................   21,313     19,157
     Valuation allowance ................................................     --         --
                                                                           -------    -------
          Net deferred tax asset ........................................  $21,313    $19,157
                                                                           =======    =======

                           SOMERA COMMUNICATIONS, INC.

      A reconciliation of the actual income tax rate to the federal statutory rate follows:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                             2002           2001           2000
                                                             ----           ----           ----
Tax at federal statutory rate.......................       (35.00)%        35.00 %        35.00%
State taxes (net of federal tax benefit)............        (5.88)%         5.95 %         6.11%
Non-deductible goodwill.............................        (0.21)%         1.59 %
Other...............................................          0.59%         (.04)%         0.89%
                                                           --------        -------        ------
Effective tax rate..................................       (40.50)%        42.50 %        42.00%
                                                           ========        =======        ======

      The domestic and foreign components of earnings (losses) before taxes are:

                                               Year Ended December 31,
                                               -----------------------
                                       2002             2001            2000
                                       ----             ----            ----
U.S. ......................          $(8,523)          $25,650         $42,228
Non-U.S ...................             (139)               65              --
                                     -------           -------         -------
                                     $(8,662)          $25,715         $42,228
                                     =======           =======         =======

      At December 31, 2002 the Company has federal and state net operating loss carryforwards of approximately $1.2 million and $6.0 million, respectively, available to offset future regular and alternative minimum taxable income. The federal carryforwards will begin to expire in 2019 and the state carryforwards will begin to expire in 2007 if not utilized.

      The Company has not provided for U.S. Federal income taxes on any of its foreign subsidiaries' undistributed earnings as of December 31, 2002. The Company intends to invest these earnings indefinitely in operations outside the United States.

Note 13--Segment Information:

      The Company provides telecommunications operators with equipment sourcing for new and redeployed equipment and services. In accordance with SFAS No. 131, operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally two segments. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

      The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

                                                 New    Redeployed     Total
                                              --------   ---------   ---------
Year ended December 31, 2000
     Revenue..............................    $ 90,713   $ 120,479   $ 211,192
                                              --------   ---------   ---------
     Gross profit.........................    $ 16,913   $  59,661   $  76,574
                                              --------   ---------   ---------
Year ended December 31, 2001
     Revenue..............................    $ 90,879   $ 130,377   $ 221,256
                                              --------   ---------   ---------
     Gross profit.........................    $ 17,658   $  55,120   $  72,778
                                              --------   ---------   ---------
Year ended December 31, 2002
     Revenue..............................    $ 63,691   $ 135,509   $ 199,200
                                              --------   ---------   ---------
               Gross profit...............    $  6,680   $  46,930   $  53,610
                                              --------   ---------   ---------

                           SOMERA COMMUNICATIONS, INC.

      Net revenue information by geographic area is as follows (in thousands):

                                                              Net Revenue
                                                              -----------
          Year ended December 31, 2000:
               United States...............................    $ 194,663
               Canada......................................        6,415
               Latin America...............................        6,640
               Other.......................................        3,474
                                                               ---------
                    Total..................................    $ 211,192
                                                               =========
          Year ended December 31, 2001:
               United States...............................    $ 199,809
               Canada......................................        4,421
               Latin America...............................       11,368
               Europe......................................        1,803
               Asia........................................        3,060
               Other.......................................          795
                                                               ---------
                    Total..................................    $ 221,256
                                                               =========
                Year ended December 31, 2002:
                      United States........................    $ 169,512
                      Canada...............................        1,927
                      Latin America........................       12,955
                      Europe...............................        8,293
                      Asia.................................        4,998
                      Other................................        1,515
                                                               ---------
                            Total..........................    $ 199,200
                                                               =========

      Substantially all long-lived assets are maintained in the United States.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

      None


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the information relating to the directors of the Registrant and compliance with Section 16(a) of the Exchange Act that is contained in the Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders scheduled to be held on May 21, 2003, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002.

      The information required by this Item relating to the executive officers is contained in Item 1 of Part I hereof.


ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information relating to executive compensation that is contained in the Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders scheduled to be held on May 21, 2003, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information relating to security ownership of certain beneficial owners and management that is contained in the Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders scheduled to be held on May 21, 2003, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the information relating to certain related party transactions that is contained in the Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders scheduled to be held on May 21, 2003, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2002.


ITEM 14.   CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evalution, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving stated goals.

      In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules.

     2. List of Financial Statement Schedules.

         II.      Valuation and Qualifying Accounts and Reserves

     3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report

 Exhibit
 Number                                Exhibit  Title
--------       -----------------------------------------------------------------
   3.1(a)      Title Amended and Restated Certificate of Incorporation of Somera
               Communications, Inc., a Delaware corporation, as currently in effect.

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

  10.3(a)      1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

  10.4(a) 1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

  10.5(a) Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

  10.6(a) Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

  10.7(f) Amended Employment Agreement between Somera Communications and Jeffrey Miller, dated as of July 1, 2002.

  10.9(a) Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

 10.10(a) First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

 10.11(a) Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

 10.12(a) Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

 10.27(f) Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated August 15, 2002.

 10.28(h) Asset Purchase Agreement dated as of September 19, 2002, by and among Somera Communications, Inc., Compass Telecom and the shareholders of Compass.

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

 10.15(c) Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

 10.16(c) Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

 10.17(c) Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

 10.18(b) Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

 10.19(c) Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV

 Exhibit
 Number                                Exhibit  Title
--------       -----------------------------------------------------------------
 10.20(c)      Lease  Agreement,  dated  November 1, 2000,  between Jersey State
               Properties and Somera Communications, Inc.

 10.21(c) First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

 10.22(c) Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

 10.23(d) Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

 10.24(e) Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated September17, 2001.

 10.25(e) Employment Agreement between Somera Communications, Inc. and Rick Darnaby, dated September17, 2001.

 10.26(g) Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

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

     (b) Incorporated by reference to the Company's Report on Form 8-K, filed on October 27, 2000.

     (c) Incorporated by reference to the Company's Report on Form 10-K, filed on March 29, 2001.

     (d) Incorporated by reference to the Company's Report on Form 10-Q, filed on May 14, 2001.

     (e) Incorporated by reference to the Company's Report on Form 10-Q, filed on November 14, 2001.

     (f) Incorporated by reference to the Company's Report on Form 10-Q, filed on November 14, 2002.

     (g) Incorporated by reference to the Company's Report on Form 10-K, filed on March 18, 2002.

     (h) Incorporated by reference to the Company's Current Report on Form 8-K, filed on October 9, 2002.

(b) Reports on Form 8-K.

      The Company filed a Form 8-K on October 9, 2002 relating to the acquisition of the certain assets of Compass Telecom.

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Rick Darnaby, certify that:

      1.  I  have   reviewed   this  annual   report  on  Form  10-K  of  Somera
Communications Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      March 28, 2002                   /S/    RICK DARNABY
           -----------------------------    ------------------------------------
                                            Rick Darnaby
                                            Chief Executive Officer

I, C. Stephen Coridal, certify that:

      1.  I  have   reviewed   this  annual   report  on  Form  10-K  of  Somera
Communications Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                 /S/    C STEPHEN CORDIAL
       ---------------------------    ------------------------------------------
                                      C. Stephen Cordial
                                      Vice President and Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2002.

                      Somera Communications, Inc.


                                        /S/ RICK DARNABY
                           --------------------------------------------
                      By:  (Rick Darnaby, President and Chief Executive Officer)





                                POWER OF ATTORNEY


      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Rick Darnaby and C. Stephen Cordial, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 28, 2003:



            Signature                              Title
        ----------------                    ---------------------

        /S/ RICK DARNABY         President, Chief Executive Officer and Director
-------------------------------- (Principal Executive Officer)
         (Rick Darnaby)


    /S/ DANIEL A. FIRESTONE      Executive Chairman of the Board
-------------------------------- Chief Financial Officer
     (Daniel A. Firestone)


     /S/ C. STEPHEN CORDIAL
--------------------------------
      (C. Stephen Cordial)


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


       /S/ PETER Y. CHUNG        Director
--------------------------------
        (Peter Y. Chung)


        /S/ BARRY PHELPS         Director
--------------------------------
         (Barry Phelps)

        Report of Independent Accountants on Financial Statement Schedule


To the Board of Directors and Stockholders of Somera Communications, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 28, 2003, appearing in page 28 of this Form 10-K also included an audit of the financial statement schedule appearing in Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

San Jose, California
January 28, 2003


                 Valuation and Qualifying Accounts and Reserves


SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                           Additions
                                                           Balance at     Charged to
                                                          Beginning of     Costs and                    Balance at
                                                             Period        Expenses      Deductions    End of Period
                                                             ------        --------      ----------    -------------
Year ended December 31, 1999
   Allowance for sales returns and warranty
   obligations......................................        $   285        $   670       $   485       $    470
   Allowance for doubtful accounts..................            249            578            91            736
   Allowance for excess and obsolete inventory......             57          1,258           673            642
Year ended December 31, 2000
   Allowance for sales returns and warranty
   obligations......................................        $   470        $ 3,380       $ 3,118       $    732
   Allowance for doubtful accounts..................            736          1,778         1,184          1,330
   Allowance for excess and obsolete inventory......            642          3,062         1,541          2,163
Year ended December 31, 2001
   Allowance for sales returns and warranty
   obligations......................................        $   732        $ 3,422       $ 3,160       $    994
   Allowance for doubtful accounts..................          1,330            592           221          1,701
   Allowance for excess and obsolete inventory......          2,163          2,974         1,896          3,241
Year ended December 31, 2002
    Allowance for sales returns and warranty
    obligations.....................................        $   994        $ 3,371       $ 3,375       $    990
     Allowance for doubtful accounts................          1,701          1,876         2,885            692
     Allowance for excess and obsolete inventory....          3,241         13,667         2,409         14,499