Form 10-Q
period 2003-03-31
SOMERA COMMUNICATIONS INC
filed 2003-05-15
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock, $0.001 par value	49,097,103

SOMERA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$52,658	$50,431
Accounts receivable, (net of allowance for doubtful accounts of $617 and $692 at March 31, 2003 and December 31, 2002)	19,095	25,065
Inventories, net	21,668	25,480
Deferred tax asset, current portion	7,422	7,422
Income tax receivable	—	2,680
Other current assets	2,088	3,244

Total current assets	102,931	114,322
Property and equipment, net	7,211	7,064
Deferred tax asset, net of current portion	13,891	13,891
Other assets	1,791	1,838
Goodwill	26,585	26,585
Intangible assets, net	1,069	1,390

Total assets	$153,478	$165,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,585	$19,910
Accrued compensation	2,765	3,105
Other accrued liabilities	7,640	8,292
Deferred revenue	4,325	5,683

Total current liabilities	27,315	36,990
Stockholders’ equity:
Common stock: $0.001	49	49
Shares authorized: 200,000
Shares issued and outstanding: 49,097 and 48,904 at March 31, 2003 and December 31,2002, respectively
Additional paid-in capital	73,359	73,145
Unearned stock-based compensation	(2)	(8)
Cumulated other comprehensive loss	(193)	(114)
Retained earnings	52,950	55,028

Total stockholders’ equity	126,163	128,100

Total liabilities and stockholders’ equity	$153,478	$165,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Equipment revenue	$32,258	$51,668
Service revenue	3,579	3,333

Total revenue	35,837	55,001

Cost of revenues:
Equipment cost of revenue	23,303	33,859
Service cost of revenue	2,598	2,351

Total cost of revenue	25,901	36,210

Gross profit	9,936	18,791
Operating expenses:
Sales and marketing	7,112	6,763
General and administrative	6,130	6,003
Amortization of intangible assets	326	127

Total operating expenses	13,568	12,893

Income (loss) from operations	(3,632)	5,898
Interest and other income, net	140	218

Income (loss) before income taxes	(3,492)	6,116
Income tax (benefit) provision	(1,414)	2,477

Net (loss) income	(2,078)	3,639
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(79)	(11)

Comprehensive income (loss)	$(2,157)	$3,628

Net income (loss) per share—basic	$(0.04)	$0.07

Weighted average shares—basic	49,000	48,589

Net income (loss) per share—diluted	$(0.04)	$0.07

Weighted average shares—diluted	49,000	49,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(2,078)	$3,639
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239	1,184
Provision for doubtful accounts	(107)	(214)
Provision for excess and obsolete inventories	(1,574)	508
Deferred tax provision	—	304
Amortization of stock-based compensation	6	23
Forgiveness of loans to officers	50	24
Changes in operating assets and liabilities:
Accounts receivable	6,077	8,339
Inventories	5,386	2,586
Income tax receivable	2,680	—
Other current and non-current assets	301	(3,463)
Accounts payable	(7,325)	(11,733)
Accrued compensation	(340)	(535)
Deferred revenue	(1,358)	(733)
Other accrued liabilities	(652)	(1,132)
Income taxes payable	—	(669)

Net cash provided by (used in) operating activities	2,305	(1,872)

Cash flows from investing activities:
Acquisition of property and equipment	(1,065)	(1,690)
Purchase of short-term investments	—	(1,965)
Repayment of loan to officer	852	—

Net cash used in investing activities	(213)	(3,655)

Cash flows from financing activities:
Proceeds from stock options exercises	—	64
Proceeds from employee stock purchase plan	214	318

Net cash provided by financing activities	214	382

Net increase (decrease) in cash and cash equivalents	2,306	(5,145)
Effect of foreign currency translation on cash	(79)	(10)

Cash and cash equivalents, beginning of period	50,431	54,522

Cash and cash equivalents, end of period	$52,658	$49,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Formation and Business of the Company:

Somera Communications, Inc. (“Somera” or the “Company”) was formed in August 1999 and is incorporated under the laws of the state of Delaware. The Company provides network equipment redeployment programs to telecommunications operators to help them optimize their networks and equipment asset base more efficiently and cost-effectively. The core elements of the Company’s programs include redeployment planning, selling new and redeployed equipment, buying, exchanging, accepting on consignment excess equipment assets that the operator no longer needs, and providing equipment deployment, network development, and repair outsourced services. The combination of these programs benefit operators by providing a seamless, integrated approach to network deployment, while stretching capital budgets and lowering operating expenses.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are recurring in nature, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 2002 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain prior period balances have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported earnings, financial condition, or cash flows.

Note 2—Summary of Significant Accounting Policies:

Basis of Presentation

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31. The current three-month period ended March 31, 2003. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Principles of Consolidation

The consolidated financial statements include the accounts of Somera Communications, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for doubtful accounts receivable, slow-moving and obsolete inventory, sales returns reserves, warranty reserves, valuation of goodwill and purchased intangibles, restructuring accruals and deferred taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are derived from the sale of new and redeployed telecommunication equipment and equipment-related services. With the exception of equipment exchange transactions, whereby equipment from one operator’s network is taken in exchanged for other equipment, equipment revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

The Company also generates services revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is reflected as unbilled receivables in the accompanying combined balance sheet.

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

The Company manages contracts whereby the Company pays for services rendered by third parties as an agent for its customers. The Company passes these expenses through to customers, who reimburse the Company for the expenses plus a management fee. Revenues related to these types of contracts include only management fees received from customers.

Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products. A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on the Company’s historical experience.

The Company supplies equipment to companies in exchange for new or redeployed equipment or to companies from which redeployed equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party.

Stock-Based Compensation

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its interpretations in accounting for its employee stock options. The Company amortizes stock based compensation arising from certain employee and non-employee stock option grants over the vesting periods of the related options, generally four years using the method set out in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options.

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and are as follows for the quarters ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net (loss) income—as reported	$(2,078)	$3,639
Add: Stock-based employee compensation expensed in the financial statements	6	23
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(894)	(3,424)

Net (loss) income—as adjusted	$(2,966)	$238

Net (loss) income per share—basic as reported	$(0.04)	$0.07
Net (loss) income per share—basic as adjusted	$(0.06)	$0.00
Net (loss) income per share—diluted as reported	$(0.04)	$0.07
Net (loss) income per share—diluted as adjusted	$(0.06)	$0.00

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 “Accounting for Stock-based Compensation” using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2003	2002	2003	2002
Risk-free interest rate	2.76%	3.26%	1.13%	1.74%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	82%	76%	83%	61%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 61.9 million at March 31, 2003, compared to 59.6 million outstanding at March 31, 2002. The weighted average exercise price of outstanding stock options at March 31, 2003 and March 31, 2002 was $5.18 and $7.58, respectively. The weighted average fair value of stock awards granted during the three months ended March 31, 2003 and 2002 was $1.28 and $7.70, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net income (loss) per share computation to the extent such shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Numerator
Net income (loss)	$(2,078)	$3,639

Denominator
Weighted average shares—basic	49,000	48,589
Dilutive effect of options and warrants to purchase shares and escrow shares	—	1,364

Weighted average shares—diluted	49,000	49,953

Net income (loss) per share—basic	$(0.04)	$0.07

Net income (loss) per share—diluted	$(0.04)	$0.07

Options to purchase 169,882 shares of common stock have been excluded from the calculation of net income per share—diluted for the three month period ended March 31, 2003, and options to purchase 1,132,894 shares of common stock have been excluded from the calculation of net income per share—diluted for the three month period ended March 31, 2002, as their effect is anti-dilutive.

Note 3—Balance Sheet Components (in thousands)

	Mar. 31, 2003	Dec. 31, 2002
Inventories held for sale	$25,826	$39,979
Less: Reserve for excess and obsolete inventory	4,158	14,499

Inventories, net	$21,668	$25,480

During the quarter, the Company disposed of $11.9 million of inventory that had previously been reserved. The Company did not receive any proceeds from the disposals. These disposals were booked against the reserve for excess and obsolete inventory.

Note 4—Acquisitions

Compass Telecom, LLC.

On October 9, 2002, the Company acquired the assets of Compass Telecom LLC (“Compass”) for $9.5 million in cash including acquisition costs. Compass provides outsourced services to support telecom operators’ need to more efficiently optimize their networks and equipment assets. The acquisition was accounted for in accordance with SFAS No. 141 “Business Combinations” and the results of operations of Compass have been included in the consolidated financial statements since the date of acquisition.

The purchase agreement also provides for earn outs in years 2002 through 2004 that may be payable to the former shareholders of Compass Telecom LLC. The earn outs are contingent upon the financial performance of Compass during the fourth quarter of 2002, and fiscal years 2003 and 2004. The fourth quarter 2002 earn out was achieved, resulting in a $2.9 million increase in the purchase price and associated goodwill. The earn out was accrued in other accrued liabilities as of March 31, 2003. For the following two years, additional amounts are to be earned based on certain financial performance and employee retention milestones. For the years ending December 31, 2003 and 2004, the maximum earn outs are $3.85 million and $3.25 million, respectively.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. Compass provides outsourced services to support telecom operators’ need to more efficiently optimize their networks and equipment assets. The purchase price was allocated as follows (in thousands):

Current assets	$2,708
Property and equipment	315
Other long-term assets	32
Assumed liabilities	(1,486)
Customer contract	654
Non-compete agreements	665
Goodwill	9,509

Total purchase price	$12,397

The customer contract intangible asset is being amortized over the length of the contract of fifteen months on a straight-line basis. The non-compete covenants are being amortized over the length of the covenants of thirty-six months on a straight-line basis. In accordance with SFAS No. 142, no amortization has been recorded on the Compass goodwill.

Note 5—Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS 142 effective January 1, 2002.

Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts are being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement is being amortized on a straight line basis over the life of the agreement, 36 months.

The Company operates as one reporting unit and determined during June, 2002, that the carrying amount of goodwill exceeded its implied fair value at that time. As a result of the adverse change in the business climate and the restructuring activities announced during December 2002, the Company performed additional impairment reviews at both the fourth fiscal quarter 2002 and the first fiscal quarter 2003 and concluded that goodwill was not impaired because the carrying amount of goodwill still exceeded its implied fair value.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets with finite useful lives at March 31, 2003 (in thousands):

	Original Cost	Accumulated amortization	Intangibles, net March 31, 2003
Customer contracts	$1,499	$917	$582
Non-compete agreement	665	178	487

	$2,164	$1,095	$1,069

Estimated amortization expense related to intangible assets subject to amortization for the years ending December 31, 2003 and 2004, amortization is $725,000 and $194,000, respectively.

Note 6—Commitments:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial covenants. As of March 31, 2003 and December 31, 2002, the Company was in compliance with these covenants. The Company had no long-term debt or outstanding letters of credit under this facility as of March 31, 2003 and December 31, 2002.

The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to four years. Rent expense, net of sublease income, for the three months ended March 31, 2003 and 2002 was $986,000 and $623,000, respectively.

Future minimum lease payments, net of sublease rentals of $20,000 for the nine months ended December 31, 2003, under non-cancelable operating leases at March 31, 2003 are as follows (in thousands):

	Nine Months Ending December 31, 2003	2004	2005	2006	2007	Thereafter
Gross restructuring related leases (see note 10)	$ 561	$592	$304	$22	$—	$ —
Operating Leases	1,321	1,885	1,765	1,108	912	1,989

Total commitments	$1,882	$2,477	$2,069	$1,130	$912	$1,989

Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes. The Company is also exposed to credit risk in the event of default of the sub-lessee, because the Company is still liable to meet its obligations under the terms of the original lease agreement. The Company has not included contingent earn-out payments in the table above. The potential earn-out payments to the former shareholders of Compass is $3.85 million during 2003 and $3.25 million in 2004 if the earnings of the Compass business before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.

Note 7—Recent Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement also amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated after fiscal year 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.

Note 8—Warranties and Financial Guarantees:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which business is conducted, but in general the Company offers warranties which match the OEM warranty for that specific product. The equipment warranties generally carry a 360 day warranty from the date of shipment. The Company’s liability under these warranties is to repair or replace any defective equipment. Longer warranty periods are provided on a limited basis in instances where the original equipment manufacturer warranty is longer.

Because the Company’s products are, in many cases, required to meet customer specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of it’s recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2002	$990
Provision for warranty liability	308
Settlements	(388)

Balance as of March 31, 2003	$910

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short term in nature. No guarantees or other borrowing arrangements exist as of March 31, 2003.

Note 9—Related Party Transactions and Loans to Officers:

In December 2002, the Company subleased approximately 1,300 square feet of space to the Chairman of the Board for $2,300 per month. The sublease expired on March 31, 2003.

On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan was interest free, collateralized by the principal residence of the officer, and was required to be repaid when the residence was sold. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, the Company has forgiven $75,000. The officer repaid the remaining balance on January 1, 2003 upon termination of employment.

On May 1, 2001, the Company entered into a mortgage loan agreement under which it advanced $300,000 to an officer of the Company. The mortgage loan had a term of eight years, was interest free and was collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced was forgiven as to $22,500 on the first anniversary of the note. Subsequent to his termination of employment, the officer repaid the remaining balance in May 2003.

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2,000,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. The remaining balance under this loan at March 31, 2003 was $1.8 million.

As a result of the above, the Company recorded compensation charges of $50,000 and $24,000 for the three months ended March 31, 2003 and 2002, respectively. The outstanding notes receivable balance as of March 31, 2003 have been included in Other Current and Noncurrent assets.

Note 10—Restructuring and Asset Impairment Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of employee staff by 29 positions throughout the Company in managerial, professional, clerical and operational roles and consolidation of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities to one centralized location in Dallas, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party subleases. At March 31, 2003, the Company remains obligated under lease obligations of $1.5 million associated with its December 2002 operational restructuring, offset by estimates of future sublease income of $575,000. Expected sublease income has not been reflected in the schedule of commitments in footnote 6 as sublease agreements have not been signed. The lease obligations expire in 2006. The Company expects cash savings of $500,000 per quarter, beginning in the third fiscal quarter 2003 and thereafter.

Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At March 31, 2003, the accrued liability associated with the restructuring charge was $2.3 million and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments	Balance at March 31, 2003
Lease obligations, net of estimated Sublease income	$995	$—	$995
Termination benefits	1,609	(329)	1,280

Total	$2,604	$(329)	$2,275

Note 11—Segment Information:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company reviews its operations in one segment; however, since the Company’s business activities are not organized or the basis of difference in related products or services, we disclose revenues and gross margins for three categories – new equipment, redeployed equipment and services.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers (in thousands):

	Three Months Ended March 31,
	2003	2002
Net revenue:
New equipment	$7,439	$16,498
Redeployed equipment	24,819	35,170
Services	3,579	3,333

Total	$35,837	$55,001

Gross profit:
New equipment	$513	$2,917
Redeployed equipment	8,442	14,892
Services	981	982

Total	$9,936	$18,791

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net revenue:
United States	$27,477	$47,244
Canada	428	448
Latin America	1,824	4,446
Europe	3,283	920
Asia	2,524	1,123
Other	301	820

Total	$35,837	$55,001

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this Report as well as other factors discussed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 under the heading “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement also amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated after fiscal year 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of March 31, 2003.

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.

The Markets We Serve

Wireless, wireline and data services are provided by nearly 2,000 telecommunications operators around the world. During the period of rapid growth from 1996 –2001, these operators purchased over $5 trillion of new equipment. Much of that investment has not been fully optimized or deployed. Since 2001 there has been limited capital available to operators to complete the projects already planned to upgrade or build-out their networks. Continually increasing downward pressure on capital spending and operating budgets have encouraged operators to rely upon the large supply of previously purchased equipment to satisfy their network’s hardware requirements. Using previously purchased equipment can reduce the cost of network deployment and improve key financial metrics (cash flow, return on assets, etc.). Often, the excess equipment that the operator may already own does not match the specific hardware requirements that their network needs today. This overhang of excess equipment has driven further reductions in new equipment purchased. This in turn has impacted equipment manufacturers, who have responded by significantly reducing prices to dispose of their excess inventories and reducing their work forces to lower their break-even point and return to profitability. As a result, there exists a large inventory of excess equipment, an imbalance within each network of equipment that an operator already owns versus equipment they need today, and fewer technical personnel to support the industry’s network deployment requirements.

The Somera Solution

We provide telecommunications operators with equipment redeployment programs to support their need to optimize their networks and equipment assets more efficiently and cost-effectively. The core elements of the programs include redeployment planning, selling new and redeployed equipment, buying, exchanging, and consigning excess equipment assets that the operator no longer needs, and providing equipment deployment, network development, and repair outsourced services. The combination of these programs benefit operators by providing a seamless, integrated approach to network deployment, while stretching capital budgets and lowering operating expenses.

The first step in the process is working with the operator to determine the feasibility of redeploying existing equipment within their own network or valuing that same equipment for possible re-marketing to another operator’s network. Somera then executes the plan by supplying operators with the optimum combination of new and redeployed equipment based on their network deployment strategy, budget and time-to-market requirements. Somera can also buy, accept on consignment, or exchange the equipment assets that the operator no longer needs and thereby provide a new source of capital to stretch budgets further. And finally, Somera offers outsourced equipment deployment, network development, and repair services to supplement or replace resources to execute programs and projects that our customers traditionally managed themselves.

Somera is uniquely qualified to address this market need by understanding the complexities of equipment deployment whether that be a function of operators redeploying equipment assets within their own network (“intra-network” deployment) or disposing of assets outside of their network (“inter-network” deployment) for redeployment into another operators’ network.

A key differentiator for Somera is the application of our “intellectual capital” in data, people, and operations, which we believe enhances execution and provides a distinct competitive advantage. Our proprietary global database of customers and networks enable us to value, find, redeploy and dispose of equipment assets at the greatest return to our customers. The experience and skills of our people deliver unbiased solutions to our customers’ problems. Our equipment services competencies are supported by our world-class operations, certified expertise, and program management skills.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended March 31,
	2003	2002
Revenues:
Equipment revenue	90.0%	93.7%
Service revenue	10.0	6.3

Total revenue	100.0	100.0
Cost of revenues:
Equipment cost of revenue	65.0	61.3
Service cost of revenue	7.3	4.5

Total cost of net revenue	72.3	65.8

Gross profit	27.7	34.2

Operating expenses:
Sales and marketing	19.9	12.3
General and administrative	17.1	11.0
Amortization of intangible assets	0.9	0.2

Total operating expenses	37.9	23.5

Income (loss) from operations	(10.1)	10.7
Interest and other income, net	0.4	0.4

Income (loss) before income taxes	(9.7)	11.1
Income tax (benefit) provision	(3.9)	4.5

Net (loss) income	(5.8)%	6.6%

        Equipment Revenue. Equipment revenue consists of sales of new and redeployed infrastructure-class telecommunications equipment for switching, transmission, wireless, data, microwave, and power. The equipment we sell spans over 350 manufacturers and supports analog, T1, T2, SONET, TDMA, CDMA, and GSM for voice and data communications. Equipment revenue decreased 37.6% to $32.3 million in the three months ended March 31, 2003 from $51.7 million in the three months ended March 31, 2002. We saw decreases in overall spending of both new and redeployed equipment and in particular new equipment sales in North America. Revenue attributable to new equipment sales decreased to $7.4 million in the three months ended March 31, 2003 from $16.5 million in the comparable period in 2002. Revenue attributable to redeployed equipment sales decreased to $24.8 million in the three months ended March 31, 2003 from $35.1 million in the comparable period in 2003. Given the financial distress of the telecommunications industry, we have seen a lengthening of our customers’ purchasing cycle as well as a slow down in advanced technological adoption. North American telecommunications operator spending continues to decline and purchasing behavior is still very unpredictable. Original equipment manufacturers continue to lower prices to purchasers in competition with our new and redeployed equipment sales effort. These factors contributed to the reduction of both new and redeployed equipment sales. From customers outside of the United States, net revenues increased to $8.4 million in the three months ended March 31, 2003 compared to $7.6 million in the comparable period in 2002. This increase was due primarily to the expansion of our international operations and increased focus on international sales. We believe net revenue attributable to new and redeployed equipment will vary from quarter to quarter as customers’ demand for such equipment fluctuates.

Service Revenue. Service revenue in the quarter was primarily derived from deployment (i.e. installation/de-installation) and repair-related contracts. Service revenue increased 7.4% to the assets of $3.6 million in the three months ended March 31, 2003 from $3.3 million in the three months ended March 31, 2002. Since much of our services revenue is linked to new product installations, services revenues were impacted in the three month period ended March 31, 2003 by the reduction in new equipment revenues in addition to market conditions and the unexpected postponement of services contracts due to budget constraints and equipment-related technical issues.

Cost of Equipment. Substantially all of our cost of equipment consists of the costs of the equipment we purchase from third party sources. Cost of equipment decreased 31.2% to $23.3 million in the three months ended March 31, 2003, from $33.9 million in the comparable period in 2002. The decrease in cost of equipment is primarily attributable to a decrease in our overall volume of equipment sales. Cost of equipment attributable to new equipment sales decreased to $6.9 million in the three months ended March 31, 2003, from $13.6 million in the comparable period in 2002. The decrease in cost of net revenue attributable to new equipment was due primarily to a decrease in the volume of new equipment we sold. Cost of net revenue attributable to redeployed equipment sales was $16.4 million in the three months ended March 31, 2003, compared to $20.3 million in the comparable period in 2002. The decrease was due to a decrease in the volume of redeployed equipment.

Gross profit as a percentage of equipment revenue, or gross margin, was 27.7% in the three months ended March 31, 2003, down from 34.2% in the comparable period in 2002. Gross margin attributable to new equipment sales was 11% in the three months ended March 31, 2003, down from 17.7% in the comparable period in 2002. Gross margin attributable to redeployed equipment sales decreased to 33% in the three months ended March 31, 2003, down from 42.3% in the comparable period in 2002. The decrease in gross margin attributable to redeployed equipment sales was due primarily to increased price pressure on redeployed equipment due to the reduction of new equipment prices by OEMs caused by the downturn in the telecommunications industry. We believe that gross margins attributable to redeployed equipment sales may continue to fluctuate depending upon the mix of redeployed equipment we sell, our ability to procure inventory at favorable prices, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

Cost of Services. Cost of services primarily consists of time and materials of our project managers and invoices for services outsourced to third-party entities. Cost of services increased 10.5% from $2.4 million in the three months ended March 31, 2002 to $2.6 million in the three months ended March 31, 2003. The increase in cost of services is primarily attributable to an increase in our overall volume of service sales and increase cost associated with the Compass acquisition. Service costs suffered from unabsorbed costs due to the unexpected decline in activity levels from the three-month period ended December 31, 2002. As a result, gross margins on services revenues declined to 27.4% in the three-month period ended March 31, 2003 from 29.5% in the three-month period ended March 31, 2002.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses increased to $7.1 million or 19.9% of net revenue in the three months ended March 31,2003, from $6.8 million or 12.3% of net revenue in the comparable period in 2002. In the first quarter, we incurred additional warehousing costs offsite, which resulted in increased rent expense of $350,000 in 2003 compared to the same period 2002. Additionally, salary related expenses incurred $350,000 due to the additional employees we hired throughout 2002. The increases in sales and marketing expenses are offset by a decrease of $650,000 related to commissions. We believe that our sales and marketing expenses will continue to decrease in absolute dollars for the remainder of fiscal year 2003 as we reduce our expenses to align costs with revenues.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $6.1 million or 17.1% of net revenue in the three months ended March 31, 2003, from $6.0 million or 11.0% of net revenue in the comparable period in 2002. This increase was due primarily to increased consulting expense of $405,000 and health insurance of $205,000. The increases are offset by decreases in costs relating to recruiting of $130,000, training of $95,000, relocation of $80,000, and computer web hosting of $80,000. We believe that general and administrative expenses may decrease in the future in absolute dollars for the remainder of fiscal year 2003, as we reduce our expenses to align costs with revenues.

Amortization of Intangible Assets. Intangible assets consist of acquired workforce, a customer contract and goodwill related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Upon adoption of SFAS 142 on January 1, 2002, the fair value allocated to acquired workforce was subsumed into goodwill. Amortization of intangible assets was $326,035 in the three months ended March 31, 2003, from $126,738 in the comparable period in 2002. The increase in the three-month period ended March 31, 2003 was due to the additional amortization from the purchase of Compass Telecom LLC in October 2002.

Interest and Other Income, Net. Interest income, net, consists of investment earnings on cash and cash equivalent balances, foreign currency gains and gains on the disposition of assets. Interest and other income, net, decreased to $140,000 for the three months ended March 31,2003 from $218,000 in the comparable period in 2002. The decrease was due primarily to reduced interest income from lower interest rates and lower cash balance in the first quarter of 2003 compared to the same period in 2002. We had no long-term debt outstanding as of March 31, 2003.

Income Tax Benefit/Provision. Income tax benefit for the three month period ended March 31, 2003 totaled $1.4 million, based on an effective tax rate of 40.5%, compared to a tax provision of $2.5 million in the comparable period in 2002, based on an effective tax rate of 40.5%.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $52.7 million at March 31, 2003 and $50.4 million at December 31, 2002.

Net cash generated by operating activities for the three months ended March 31, 2003 was $2.3 million. The primary source of operating cash flows was a decrease in accounts receivable of $6.1 million. Decreasing revenues and continued focus on cash collection caused the accounts receivable balance to decrease significantly over the prior year. In addition, inventories decreased by $5.4 million due to increased scrutiny of our inventory buys. These increases were offset by a $7.3 million decrease in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2002 was $1.9 million. The primary uses of cash in operating activities comprised of increases in accounts payable of $11.7 million and increases in current and non-current assets of $3.5 million. The decreases in operating activities were partially offset by increases in accounts receivable of $8.3 million, inventories of $2.6 million and net income of $3.6 million.

Net cash used in investing activities for the three months ended March 31, 2003, includes purchase of property and equipment of $1.1 million, partially offset by a repayment of a loan to an officer for $852,000. Net cash used in investing activities for the three months ended March 31, 2002 includes acquisition of property and equipment of $1.7 million and the purchase of short-term investments for $2.0 million.

Cash flows from financing activities for the three months ended March 31, 2003 and 2002, included proceeds from employee stock purchases of $214,000 and $318,000, respectively.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of March 31, 2003.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments, net of sublease proceeds of $20,000 for the nine months ended December 31, 2003, as follows (in thousands):

	Nine Months Ending December 31, 2003	2004	2005	2006	2007	Thereafter
Gross restructuring related leases (see note 10)	$561	$592	$304	$22	$—	$—
Operating Leases	1,321	1,885	1,765	1,108	912	1,989

Total commitments	$1,882	$2,477	$2,069	$1,130	$912	$1,989

We have not included contingent earn-out payments in the table above. The potential earn-out payments to the former shareholders of Compass Telecom LLC is $3.85 million during 2003 and $3.25 million in 2004 if earnings before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.

We are also exposed to credit risk in the event of default of the sub-lessee of certain facilities, because we are still liable to meet our obligations under the terms of the original lease agreement.

We anticipate fluctuations in working capital in the future primarily as a result of fluctuations in sales of equipment and relative levels of inventory. We will also continue to expend significant amounts of capital on property and equipment related to the restructuring and reconfiguration of our corporate headquarters, consolidation of our distribution centers, equipment testing infrastructure, and additional facilities to support our growth, as well as expending significant resources in support of our information technology projects.

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

Revenue Recognition

The Company’s revenues are derived from the sale of new and redeployed telecommunication equipment and equipment-related services. With the exception of equipment exchange transactions, whereby equipment from one operator’s network is taken in exchanged for other equipment, equipment revenue is recognized upon delivery by the Company, provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

The Company also generates services revenue, either in connection with equipment sales or through service only transactions. Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is reflected as unbilled receivables in the accompanying combined balance sheet.

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

The Company manages contracts whereby the Company pays for services rendered by third parties as an agent for its customers. The Company passes these expenses through to customers, who reimburse the Company for the expenses plus a management fee. Revenues related to these types of contracts include only management fees received from customers.

Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products. A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on the Company’s historical experience.

The Company supplies equipment to companies in exchange for new or redeployed equipment or to companies from which redeployed equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $354,000 and $468,000 for the three month periods ended March 31, 2003 and 2002, respectively.

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

At March 31, 2003, the estimate for slow-moving and obsolete inventory was $4.2 million.

At March 31, 2003, the estimate for doubtful accounts was $617,000.

Valuation of Goodwill and Intangible Assets. The cost of acquired businesses is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from one to three years.

We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends.

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we accounted for the acquisition of the assets of Compass Telecom LLC, completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the MSI Communications, Inc. and Asurent Technologies, Inc. acquisitions, which were completed prior to July 1, 2001. We were required to perform a transitional impairment review of our goodwill prior to June 30, 2002 and an impairment review at least annually thereafter.

In June 2002, we completed our annual goodwill and purchased intangibles impairment tests outlined under SFAS 142, which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2002. We plan to conduct our annual impairment tests in the second quarter of every year, unless impairment indicators exist sooner. Accordingly, as a result of our fourth quarter restructuring activities, inventory write-down and decline in stock price, we conducted impairment tests at December 31, 2002 and again at March 31, 2003. The estimated fair value of the Company exceeded the carrying value in both tests, indicating the underlying goodwill was not impaired at the respective testing dates. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the telecommunications industry occurs frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Deferred Taxes. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense. We evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances related to our net deferred tax assets. As of March 31, 2003, we had no valuation allowances recorded against our deferred tax assets.

Contingencies

We may have in the past, and may from time to time, be involved in legal proceedings and litigations with third parties arising in the ordinary course of business. Such actions by third parties may subject us to significant liability and could be time consuming and expensive to resolve. We are not currently a party to or aware of any such litigation or other legal proceedings that could materially harm our business.

Certain Factors That May Affect Future Operating Results

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, including our consolidated financial statements and related notes.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market or price pressure from OEMs;

•	our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment we sell, which can be relatively lengthy;

•	delays in the commencement of our operations in new market segments and geographic regions; and

•	costs relating to possible acquisitions and integration of new businesses.

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

        We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2002 and the three months ended March 31, 2003, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels.

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

For the three months ended March 31, 2003, 69.3% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales have been to relatively few customers. Sales to our ten largest customers accounted for 43.1% of our net revenue for the three months ended March 31, 2003. In fiscal year 2002, Verizon Communications accounted for 13.4% of our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2002 and in the first three months of 2003 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

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

The market for the equipment and services we sell is characterized by technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions. Our future success in addressing the needs of our customers will depend, in part, on our ability to timely and cost-effectively:

•	respond to emerging industry standards and other technological changes;

•	develop our internal technical capabilities and expertise;

•	broaden our equipment and service offerings; and

•	adapt our services to new technologies as they emerge.

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

        We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Singapore, Brazil, Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for 23.3% of our net revenue for the three months ended March 31, 2003 and 14.9% of our net revenue in the fiscal year 2002.

If we do engage in selective acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

        If we make acquisitions in the future, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs, impairment of goodwill, or amortization of acquired other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

Defects in the equipment we sell may seriously harm our credibility and our business.

Telecommunications operators require a strict level of quality and reliability from telecommunications equipment suppliers. Telecommunications equipment is inherently complex and can contain undetected software or hardware errors. If we deliver telecommunications equipment with undetected material defects, our reputation, credibility and equipment sales could suffer. Moreover, because the equipment we sell is integrated into our customers’ networks, it can be difficult to identify the source of a problem should one occur. The occurrence of such defects, errors or failures could also result in delays in installation, product returns, product liability and warranty claims and other losses to us or our customers. In some of our contracts, we have agreed to indemnify our customers against liabilities arising from defects in the equipment we sell to them. Furthermore, we supply most of our customers with warranties that cover the equipment we offer. While we may carry insurance policies covering these possible liabilities, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim, whether successful or not, could be costly, damage our reputation and distract key personnel, any of which could harm our business.

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

Our quarterly net revenue may be subject to the seasonal purchasing patterns of our customers, which may occur as a result of our customers’ annual budgetary, procurement and sales cycles. If our quarterly net revenue fails to meet the expectations of analysts due to those seasonal fluctuations, the trading price of our common stock could be negatively affected.

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

The corruption or interruption of key software systems we use could cause our business to suffer if it delays or restricts our ability to meet our customers’ needs.

We rely on the integrity of key software and systems. Specifically we rely on our relationship management database which tracks information on currently or potentially available redeployed equipment. This software and these systems may be vulnerable to harmful applications, computer viruses and other forms of corruption and interruption. In the event any form of corruption or interruption affects our software or systems, it could delay or restrict our ability to meet our customers’ needs, which could harm our reputation or business.

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

We adopted SFAS 142 beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. During the first three months in 2003, our amortization charge for other intangibles was $326,000. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of March 31, 2003, we had no long-term debt outstanding.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number		Exhibit Title

3.1	(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2	(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1	(a)	Specimen common stock certificate.

10.1	(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2	(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3	(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4	(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5	(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6	(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7	(a)	Employment Agreement between Somera Communications and Jeffrey Miller, dated May 6, 1999.

10.8	(a)	Employment Agreement between Somera Communications and Gary Owen, dated July 16, 1999.

10.9	(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10	(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11	(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12	(a)	Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13	(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14	(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.15	(c)	Employment Agreement between Somera Communications and Brandt Handley, dated January 8, 2001.

10.16	(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17	(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18	(b)	Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19	(c)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.20	(c)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21	(c)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.22	(c)	Employment Agreement between Somera Communications, Inc. and Glenn Berger, dated October 8, 1999.

10.23	(d)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.24	(e)	Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated September 17, 2001.

10.25	(e)	Employment Agreement between Somera Communications, Inc. and Rick Darnaby, dated September 17, 2001.

10.26	(g)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.28	(h)

Asset Purchase Agreement dated as of September 19, 2002, by and among Somera Communications, Inc., Compass Telecom and the Shareholders of Compass by and among Somera Communications, Inc., Compass Telecom and the shareholders of Compass.

10.29		First amendment, dated January 28, 2003 and original lease agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.30		Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on October 27, 2000.
(c)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2001.
(f)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2002.
(g)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 9, 2002.

(b) Reports on Form 8-K.

On April 7, 2003, the Company filed a report on Form 8-K following the Company’s announcement of preliminary financial results for its fiscal first quarter ended March 31, 2003.

On April 29, 2003, the Company filed a report on Form 8-K following the Company’s announcement of final financial results for its fiscal first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ RICK DARNABY
Rick Darnaby Chief Executive Officer

I, C. Stephen Coridal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Somera Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ C. STEPHEN CORDIAL
C. Stephen Cordial Vice President and Chief Financial Officer