Form 10-Q
period 2003-06-30
SOMERA COMMUNICATIONS INC
filed 2003-08-14
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common Stock, $0.001 par value	49,097,103

SOMERA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,969	$50,431
Short-term investments	5,000	—
Accounts receivable, (net of allowance for doubtful accounts of $549 and $692 at June 30, 2003 and December 31, 2002, respectively)	18,860	25,065
Inventories, net	18,906	25,480
Deferred tax asset, current portion	4,811	7,422
Income tax receivable	—	2,680
Other current assets	5,655	3,244

Total current assets	94,201	114,322
Property and equipment, net	7,685	7,064
Deferred tax asset, net of current portion	19,433	13,891
Other assets	1,700	1,838
Goodwill	1,760	26,585
Intangible assets, net	216	1,390

Total assets	$124,995	$165,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,756	$19,910
Accrued compensation	2,533	3,105
Other accrued liabilities	4,108	8,292
Deferred revenue	3,139	5,683
Total current liabilities	21,536	36,990
Stockholders’ equity:
Common stock: $0.001	49	49
Shares authorized: 200,000
Shares issued and outstanding: 49,097 and 48,904 at June 30, 2003 and December 31, 2002, respectively
Additional paid-in capital	73,358	73,145
Unearned stock-based compensation	—	(8)
Cumulated other comprehensive loss	(139)	(114)
Retained earnings	30,191	55,028

Total stockholders’ equity	103,459	128,100

Total liabilities and stockholders’ equity	$124,995	$165,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Equipment revenue	$31,099	$45,601	$63,357	$97,269
Service revenue	4,855	3,616	8,434	6,949

Total revenue	35,954	49,217	71,791	104,218

Cost of revenues:
Equipment cost of revenue	22,478	30,445	45,781	64,303
Service cost of revenue	4,424	2,516	7,022	4,867

Total cost of revenue	26,902	32,961	52,803	69,170

Gross Profit	9,052	16,256	18,988	35,048
Operating expenses:
Sales and marketing	6,767	7,824	13,879	14,587
General and administrative	5,928	7,139	12,058	13,142
Impairment of goodwill and intangible assets	25,329	—	25,329	—
Amortization of intangible assets	326	127	652	254

Total operating expenses	38,350	15,090	51,918	27,983

Income (loss) from operations	(29,298)	1,166	(32,930)	7,065
Interest and other income, net	281	490	421	708

Income (loss) before income taxes	(29,017)	1,656	(32,509)	7,773
Income tax (benefit) provision	(6,258)	671	(7,672)	3,148

Net (loss) income	(22,759)	985	(24,837)	4,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(63)	(57)	(142)	(68)
Unrealized gain on investments	—	17	—	17

Comprehensive income (loss)	$(22,822)	$945	$(24,978)	$4,573

Net income (loss) per share—basic.	$(0.46)	$0.02	$(0.51)	$0.10

Weighted average shares—basic.	49,097	48,624	49,048	48,606

Net income (loss) per share—diluted.	$(0.46)	$0.02	$(0.51)	$0.09

Weighted average shares—diluted.	49,097	49,722	49,048	49,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(24,837)	$4,624
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,486	2,446
Provision for doubtful accounts	(41)	(103)
Provision for excess and obsolete inventories	4,177	1,664
Deferred tax asset	(2,931)	608
Amortization of stock-based compensation	8	40
Non-cash gain on disposition of assets	—	(93)
Non-cash goodwill and intangible asset write-down	25,329	—
Forgiveness of loans to officers	100	82
Changes in operating assets and liabilities:
Accounts receivable	6,246	12,028
Inventories	2,397	(6,068)
Income tax receivable	2,680	—
Other current and non-current assets	(579)	(455)
Accounts payable	(8,545)	(9,717)
Accrued compensation	(572)	(978)
Deferred revenue	(2,544)	(1,083)
Other accrued liabilities	(4,184)	(1,197)
Income taxes payable	391	(2,827)

Net cash used in operating activities	(419)	(1,029)

Cash flows from investing activities:
Acquisition of property and equipment	(2,460)	(2,634)
Purchase of short-term investments	(5,000)	(14,955)
Repayment (payment) of loan to officer	1,129	(2,000)
Earnout payment related to Compass acquisition	(2,900)	—

Net cash used in investing activities	(9,231)	(19,589)

Cash flows from financing activities:
Proceeds from stock options exercises	—	119
Proceeds from employee stock purchase plan	213	319

Net cash provided by financing activities	213	438

Net decrease in cash and cash equivalents	(9,437)	(20,180)
Effect of foreign currency translation on cash	(25)	(68)

Cash and cash equivalents, beginning of period	50,431	54,522

Cash and cash equivalents, end of period	$40,969	$34,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Note 2—Summary of Significant Accounting Policies:

Basis of Presentation

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Short-Term Investments

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company has classified its cash and cash equivalents and short-term investments as “available for sale.” These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity. All short-term investments are maintained in a certificate of deposit. To date, unrealized gains or losses have not been material.

Principles of Consolidation

The consolidated financial statements include the accounts of Somera Communications, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenues are derived from the sale of new and redeployed telecommunication equipment and equipment-related services. With the exception of equipment exchange transactions, whereby equipment from one operator’s network is taken in exchange for other equipment, equipment revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

The Company also generates services revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying combined balance sheet. Unbilled receivables were $693,000 and $0 at June 30, 2003 and 2002, respectively.

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

Accounting for stock-based compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the common stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

Pro forma information regarding net income (loss) per share as if stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS No. 123 and SFAS No. 148, are as follows for the three and six-months periods ended June 30, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
Net (loss) income—as reported	$(22,759)	$985	$(24,837)	$4,625
Add: Stock-based employee compensation expensed in the financial statements	2	18	8	40
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,040)	(3,549)	(1,929)	(6,973)

Net (loss) income—as adjusted	$(23,797)	$(2,546)	$(26,758)	$(2,308)

Net (loss) income per share—basic as reported	$(0.46)	$0.02	$(0.51)	$0.10
Net (loss) income per share—basic as adjusted	$(0.48)	$(0.05)	$(0.55)	$(0.05)
Net (loss) income per share—diluted as reported	$(0.46)	$0.02	$(0.51)	$0.09
Net (loss) income per share—diluted as adjusted	$(0.48)	$(0.05)	$(0.55)	$(0.05)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 “Accounting for Stock-based Compensation” using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2003	2002	2003	2002
Risk-free interest rate	2.76%	3.26%	1.13%	1.74%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	83%	76%	85%	65%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 61.3 million at June 30, 2003, compared to 59.6 million outstanding at June 30, 2002. The weighted average exercise price of outstanding stock options at June 30, 2003 and June 30, 2002 was $5.14 and $7.52, respectively. The weighted average fair value of stock awards granted during the three months ended June 30, 2003 and 2002 was $1.26 and $6.55, respectively.

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

	Three Months Ended March 31,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator
Net income (loss)	$(22,759)	$985	$(24,837)	$4,625

Denominator
Weighted average shares—basic	49,097	48,624	49,048	48,606
Dilutive effect of options and warrants to purchase shares and escrow shares	—	1,098	—	1,364

Weighted average shares—diluted	49,097	49,722	49,048	49,970

Net income (loss) per share—basic	$(0.46)	$0.02	$(0.51)	$0.10

Net income (loss) per share—diluted	$(0.46)	$0.02	$(0.51)	$0.09

Options to purchase 10,017,585 and 10,876,246 shares of common stock have been excluded from the calculation of net loss per share—diluted for the three and six month periods ended June 30, 2003, and options to purchase 6,202,883 and 6,199,817 shares of common stock have been excluded from the calculation of net income per share—diluted for the three and six month periods ended June 30, 2002, as their effects are anti-dilutive.

Note 3—Balance Sheet Components (in thousands)

	June 30, 2003	Dec. 31, 2002
Inventories held for sale	$24,161	$39,979
Less: Reserve for excess and obsolete inventory	(5,255)	(14,499)

Inventories, net	$18,906	$25,480

During the first quarter ended March 31, 2003, the Company disposed of $11.9 million of inventory that had previously been written down. The Company did not receive any proceeds from the disposals. These disposals were booked against the reserve for excess and obsolete inventory.

During the second quarter ended June 30, 2003, inventory write-downs were increased $1.2 million as purchases made in the fourth quarter 2002 were deemed to be in excess of forecasted demand.

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

The purchase agreement also provides for earn outs in years 2002 through 2004 that may be payable to the former shareholders of Compass Telecom LLC. The earn outs are contingent upon the financial performance of Compass during the fourth quarter of 2002, and fiscal years 2003 and 2004. The fourth quarter 2002 earn out was achieved, resulting in a $2.9 million increase in the purchase price and associated goodwill. The earn out was paid in April, 2003. For the following two years, additional amounts are to be earned based on certain financial performance and employee retention milestones. For the years ending December 31, 2003 and 2004, the maximum earn outs are $3.85 million and $3.25 million, respectively. No amounts have been accrued for as of June 30, 2003.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill as follows (in thousands):

Current assets	$2,708
Property and equipment	315
Other long-term assets	32
Assumed liabilities	(1,486)
Customer contract	654
Non-compete agreements	665
Goodwill	9,509

Total purchase price	$12,397

The customer contract intangible asset is being amortized over the length of the contract of fifteen months on a straight-line basis. The non-compete covenants are being amortized over the length of the covenants of thirty-six months on a straight-line basis. During the second quarter ended June 30, 2003, goodwill and certain intangible assets were reviewed for impairment, resulting in a writedown. See Note 5.

Note 5—Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS 142 effective January 1, 2002.

Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts are being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement is amortized on a straight-line basis over the life of the agreement, 36 months.

During the current quarter, the Company completed its annual impairment analysis of goodwill as required under SFAS 142. This analysis considered the estimated fair value of the Company’s three reporting units (New Equipment, Redeployed Equipment and Services) based on market capitalization, as implied by the value of Somera’s common stock, and estimated future discounted cash flows. With the assistance of an independent appraiser, it was determined that the carrying values of two reporting units (Services and Redeployed Equipment) exceeded their respective fair values. Accordingly, the Company compared the implied fair value of the reporting unit goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million. At June 30, 2003, the Company had approximately $1.8 million of remaining goodwill related primarily to New Equipment.

The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write down these assets to their estimated fair values. The following is a summary of the remaining intangible assets with finite useful lives at June 30, 2003 (in thousands):

	Original Cost	Impairment	Adjusted Cost	Accumulated amortization	Intangibles, net June 30, 2003
Customer contracts	$1,499	$(236)	$1,263	$1,198	$65
Non-compete agreement	665	(286)	379	228	151

	$2,164	$(522)	$1,642	$1,426	$216

Amortization for the remaining portion of the year ended December 31, 2003 is $99,000. For the years ended December 31, 2004 and 2005, the amortization is $67,000 and $50,000, respectively.

Note 6—Commitments:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial covenants. As of June 30, 2003 and December 31, 2002, the Company was in compliance with these covenants. The Company had no long-term debt or outstanding letters of credit under this facility as of June 30, 2003 and December 31, 2002.

The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to ten years. Rent expense, net of sublease income, for the six months ended June 30, 2003 and 2002 was $1.9 million and $1.3 million, respectively.

Future minimum lease payments for the six months ended December 31, 2003, under non-cancelable operating leases at June 30, 2003 are as follows (in thousands):

	Six Months Ending December 31, 2003	2004	2005	2006	2007	Thereafter
Gross restructuring related leases (see note 10)	$407	$592	$304	$22	$—	$—
Operating Leases	902	1,926	1,807	1,108	912	1,989

Total commitments	$1,309	$2,518	$2,111	$1,130	$912	$1,989

Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes.

The Company has not included contingent earn-out payments in the table above. The maximum potential earn-out payments to the former shareholders of Compass is $3.85 million during 2003 and $3.25 million in 2004 if the earnings of the Compass business before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.

Note 7—Warranties and Financial Guarantees:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which business is conducted, but in general the Company offers warranties which match the OEM warranty for that specific product. The equipment warranties generally carry a one-year warranty from the date of shipment. The Company’s liability under these warranties is to repair or replace any defective equipment. Longer warranty periods are provided on a limited basis in instances where the original equipment manufacturer warranty is longer.

Because the Company’s products are, in many cases, required to meet customer specifications and their acceptance is based on meeting those specifications, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2002	$846
Provision for warranty liability	1,186
Settlements	(1,388)

Balance as of June 30, 2003	$644

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short term in nature. No guarantees or other borrowing arrangements exist as of June 30, 2003.

Note 8—Related Party Transactions and Loans to Officers:

On October 20, 1999, the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan was interest free, collateralized by the principal residence of the officer, and was required to be repaid when the residence was sold. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, the Company has forgiven $75,000. The officer repaid the remaining balance of $852,000 on January 1, 2003 upon termination of employment.

On May 1, 2001, the Company entered into a mortgage loan agreement under which it advanced $300,000 to an officer of the Company. The mortgage loan had a term of eight years, was interest free and was collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced was forgiven as to $22,500 on the first anniversary of the note. Subsequent to his termination of employment, the officer repaid the remaining balance of $277,500 in May 2003.

On May 3, 2002, the Company entered into a mortgage loan agreement under which it advanced $2,000,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. The remaining balance under this loan at June 30, 2003 was $1.8 million.

As a result of the above, the Company recorded compensation charges of $100,000 and $82,000 for the six months ended June 30, 2003 and 2002, respectively. The outstanding notes receivable balance as of June 30, 2003 has been included in Other Current and Noncurrent Assets.

Note 9—Restructuring and Asset Impairment Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of 29 employee positions throughout the Company in managerial, professional, clerical and operational roles and consolidation of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities to one centralized location in Dallas, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party subleases. At June 30, 2003, the Company remains under lease obligations of $1.3 million associated with its December 2002 operational restructuring, offset by estimates of future sublease income of $575,000. Expected sublease income has not been reflected in the schedule of commitments in Note 6 as sublease agreements have not yet been signed. The lease obligations expire in 2006. As a result of this restructuring, the Company expects cash savings of approximately $500,000 per quarter, beginning in the third fiscal quarter 2003

Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At June 30, 2003, the accrued liability associated with the restructuring charge was $1.3 million and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments	Balance at June 30, 2003
Lease obligations, net of estimated Sublease income	$995	$(73)	$922
Termination benefits	1,609	(1,252)	357

Total	$2,604	$(1,325)	$1,279

Note 10—Segment Information:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company reviews its operations in three segments—new equipment, redeployed equipment and services.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2003	2002	2003	2002
Net revenue:
New equipment	$6,458	$10,957	$13,897	$27,455
Redeployed equipment	24,641	34,644	49,460	69,814
Services	4,855	3,616	8,434	6,949

Total	$35,954	$49,217	$71,791	$104,218

Gross profit:
New equipment	$577	$1,683	$1,090	$4,602
Redeployed equipment	8,044	13,473	16,486	28,364
Services	431	1,100	1,412	2,082

Total	$9,052	$16,256	$18,988	$35,048

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue:
United States	$28,614	$42,726	$56,091	$89,970
Canada	606	598	1,034	1,046
Latin America	1,872	2,889	3,696	7,335
Europe	3,191	1,256	6,474	2,176
Asia	1,315	1,618	3,839	2,741
Other	356	130	657	950

Total	$35,954	$49,217	$71,791	$104,218

Note 11—Recent Accounting Pronouncements:

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of for the three and six month periods ended June 30, 2003. The Company has included the disclosures required by FIN 45 in the notes to these unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of for the three and six month periods ended June 30,2003.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issue SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

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

The first step in the process is working with the operator to determine the feasibility of redeploying existing equipment within their own network or valuing that same equipment for possible re-marketing to another operators’ network. Somera then executes the plan by supplying operators with the optimum combination of new and redeployed equipment based on their network deployment strategy, budget and time-to-market requirements. Somera can also buy, accept on consignment, or exchange the equipment assets that the operator no longer needs and thereby provide a new source of capital to stretch budgets further. And finally, Somera offers outsourced equipment deployment, network development, and repair services to supplement or replace resources to execute programs and projects that our customers traditionally managed themselves.

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

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Equipment revenue	86.5%	92.7%	88.3%	93.3%
Service revenue	13.5	7.3	11.7	6.7

Total revenue	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	62.5	61.9	63.8	61.7
Service cost of revenue	12.3	5.1	9.8	4.7

Total cost of net revenue	74.8	67.0	73.6	66.4

Gross profit	25.2	33.0	26.4	33.6

Operating expenses:
Sales and marketing	18.8	15.9	19.3	14.0
General and administrative	16.5	14.5	16.8	12.6
Amortization of intangible assets	0.9	0.3	0.9	0.2
Impairment	70.4	—	35.3	—

Total operating expenses	106.6	30.7	72.3	26.8

Income (loss) from operations	(81.4)	2.3	(45.9)	6.8
Interest and other income, net	0.8	1.0	0.6	0.7

Income (loss) before income taxes	(80.6)	3.3	(45.3)	7.5
Income tax (benefit) provision	(17.4)	1.4	(10.7)	3.0

Net (loss) income	(63.2)%	1.9%	34.6%	4.5%

Equipment Revenue. Equipment revenue consists of sales of new and redeployed infrastructure-class telecommunications equipment for switching, transmission, wireless, data, microwave, and power. The equipment we sell spans over 350 manufacturers and supports analog, T1, T2, SONET, TDMA, CDMA, and GSM for voice and data communications. Equipment revenue decreased 31.8% to $31.1 million in the three months ended June 30, 2003 from $45.6 million in the three months ended June 30, 2002. We experienced decreases in overall spending of both new and redeployed equipment sales in North America as well as increased pricing pressures. Revenue attributable to new equipment sales decreased to $6.5 million in the three months ended June 30, 2003 from $11.0 million in the comparable period in 2002. Revenue attributable to redeployed equipment sales decreased to $24.6 million in the three months ended June 30, 2003 from $34.6 million in the comparable period in 2002. As a result of the financial distress of the telecommunications industry, we have experienced a lengthening of our customers’ purchasing cycle as well as a slow down in advanced technological adoption. North American telecommunications operator spending continues to decline and purchasing behavior is still very unpredictable. Original equipment manufacturers continue to lower prices to purchasers in competition with our new and redeployed equipment sales effort. These factors contributed to the reduction of both new and redeployed equipment sales. From customers outside of the United States, net revenues increased to $7.3 million in the three months ended June 30, 2003 compared to $6.5 million in the comparable period in 2002. This increase was due primarily to the expansion of our international operations and increased focus on international sales. We believe net revenue attributable to new and redeployed equipment will vary from quarter to quarter as customers’ demand for such equipment fluctuates.

Equipment revenue decreased 35.0% to $63.4 million for the six months ended June 30, 2003 from $97.3 million in the comparable period in 2002. The decrease in revenue was driven primarily by decreases in overall spending of both new and redeployed equipment sales in North America. Revenues from customers outside the United States increased to $15.7 for the six months ended June 30, 2003 from $14.2 million in the six months ended June 30, 2002. The increase was primarily due to the expansion of our international operations, particularly in Europe, partially offset by $3.6 million decrease in revenues in Latin America. Revenue attributable to new equipment sales decreased to $13.9 million for the six months ended June 30, 2003 from $27.5 million in the comparable period in 2002. The decrease in new equipment sales is primarily due to reduced demand for new equipment and increased competition from the OEMs, who have significantly lowered their prices, and has been exacerbated by the fact that North American operators’ spending budgets continue to be on hold. Net revenue attributable to redeployed equipment sales decreased to $49.5 million for the six months ended June 30, 2003 from $69.8 million in the comparable period in 2002.

Service Revenue. Service revenue in the three months ended June 30, 2003 was primarily derived from deployment (i.e. installation/de-installation) and repair-related contracts. Service revenue increased 34.3% to $4.8 million in the three months ended June 30, 2003 from $3.6 million in the three months ended June 30, 2002. Service revenue increased primarily due to the acquisition of the assets of Compass Telecom in fourth quarter 2002. The increase in revenues due to the acquisition was offset by a decrease that resulted from the fact that services are sold together with new equipment sales, which experienced a reduction resulting from market conditions and the unexpected postponement of services contracts due to budget constraints and equipment-related technical issues.

Service revenue for the six months ended June 30, 2003 increased to $8.4 million from $6.9 million in the six months ended June 30, 2002. The primary reason for the increase is the 2003 numbers include legacy revenues acquired in the acquisition of Compass Telecom. Sequentially, revenues year over year have continued to decline due to customers’ postponement of network build-outs due to budget constraints.

Cost of Equipment. Substantially all of our cost of equipment consists of the costs of the equipment we purchase from third party sources. Cost of equipment decreased 26.2% to $22.5 million in the three months ended June 30, 2003, from $30.4 million in the comparable period in 2002. The decrease in cost of equipment is primarily attributable to a decrease in our overall volume of equipment sales and an increase in our inventory reserves of $1.2 million. Cost of equipment attributable to new equipment sales decreased to $5.9 million in the three months ended June 30, 2003, from $9.3 million in the comparable period in 2002. This decrease was due primarily to a decrease in the volume of new equipment we sold offset by an increase in inventory reserves. Cost of net revenue attributable to redeployed equipment sales was $16.6 million in the three months ended June 30, 2003, compared to $21.2 million in the comparable period in 2002. The decrease was due to a decrease in the volume of redeployed equipment offset by an increase in inventory reserves.

Cost of net revenue decreased 29.0% to $45.8 million in the six months ended June 30, 2003 from $64.3 million in the comparable period in 2002. The decrease in cost of net revenue is primarily attributable to an increase in our overall cost of acquiring equipment. Cost of net revenue attributable to new equipment sales decreased to $12.8 million from $22.9 million in the comparable period in 2002. The decrease in cost of net revenue attributable to new equipment sales was primarily due to a decrease in the volume of new equipment we sell, and to increased competition from OEMs as they reduce prices. Cost of net revenue attributable to redeployed equipment sales decreased to $33.0 million for the six months ended June 30, 2003 from $41.4 million in the comparable period in 2002. The decrease in cost of net revenue attributable to redeployed equipment was primarily due to a decreased volume of redeployed equipment sales.

Gross profit as a percentage of total net revenue, or gross margin, was 25.2% in the three months ended June 30, 2003, down from 33.0% in the comparable period in 2002. Gross margin decreased in general primarily due to increased pricing pressures from OEMs. In addition, we increased our inventory reserves by $1.2 million due to lack of demand for equipment purchased in the fourth quarter of 2002. Gross margin attributable to new equipment sales was 8.9% in the three months ended June 30, 2003, down from 15.4% in the comparable period in 2002. Gross margin attributable to redeployed equipment sales decreased to 32.6% in the three months ended June 30, 2003, down from 38.9% in the comparable period in 2002. We believe that gross margins attributable to new and redeployed equipment sales may continue to fluctuate depending upon the mix of new and redeployed equipment we sell, our ability to procure inventory at favorable prices, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

Gross margin decreased to 28% for the six months ended June 30, 2003, compared to 33.6% in the six months ended June 30, 2002. Gross margin attributable to new equipment sales decreased to 7.8% for the six months ended June 30, 2003, compared with 16.8% in the comparable period in 2002. Gross margin attributable to redeployed equipment sales decreased to 33.3% in the six months ended June 30, 2003, compared to 40.6% in the comparable period in 2002. The decrease in gross margin in 2003 is primarily attributable to pricing pressures. We believe these gross margins will continue to fluctuate depending upon the competitive pricing pressures from OEMs. Gross margins have also declined due to the increase in inventory reserves we continue to take in 2003 due to lack of demand for equipment purchased in the fourth quarter of 2002.

Cost of Services. Cost of services primarily consists of time and materials of our project managers and invoices for services outsourced to third-party entities. Cost of services increased 75.8% from $2.5 million in the three months ended June 30, 2002 to $4.4 million in the three months ended June 30, 2003. The increase in cost of services is primarily attributable to an increase in our overall volume of service sales and increased cost associated with the Compass acquisition. In addition, increases in service revenues were primarily attributable to repair services, most of which were outsourced at low margins. As a result, gross margins on services revenues declined to 8.9% in the three months ended June 30, 2003 from 30.4% in the three months ended June 30, 2002.

Cost of services for the six months ended June 30, 2003 increased to $7.0 from $4.9 in the comparable period in 2002. The increase in cost of services is primarily attributable to increases in service revenue which were outsourced at low margins. As a result, gross margins on service revenue declined to 16.7% in the six months ended June 30, 2003 from 30.0% in the comparable period in 2002.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses decreased to $6.8 million or 18.8% of net revenue in the three months ended June 30, 2003, from $7.8 million or 15.9% of net revenue in the comparable period in 2002. In the second quarter, sales commissions decreased approximately $1.0 million due to a decrease in gross profit. The decrease of $207,000 in marketing expenses was related to decreased marketing efforts. We believe that our sales and marketing expenses will continue to decrease in absolute dollars for the remainder of fiscal year 2003 as we reduce our expenses to align costs with revenues.

Sales and marketing expenses decreased to $13.9 million or 19.3% of net revenue for the six months ended June 30, 2003 from $14.6 million or 14.0% of net revenues in the comparable period in 2002. The decrease was primarily due to decreased commissions due to decreases in gross profit as well as small decreases in salaries and marketing expenses.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses decreased to $5.9 million or 16.5% of net revenue in the three months ended June 30, 2003, from $7.1 million or 14.5% of net revenue in the comparable period in 2002. This decrease was due primarily to decreases of $658,000 in salary related expenses and $233,000 in depreciation expense. We believe that general and administrative expenses may decrease in the future in absolute dollars for the remainder of fiscal year 2003 as we reduce our expenses to align costs with revenues.

General and administrative expenses was unchanged year over year for the six months ended June 30, 2003 at $12.1 million or 16.8% of net revenues, compared to $13.1 million or 12.6% of net revenues for the six month period ended June 30, 2002.

Amortization of Intangible Assets. Intangible assets consist of a customer contract and non-compete agreements related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets was $326,000 in the three months ended June 30, 2003, up from $127,000 in the comparable period in 2002. The increase in the three months ended June 30, 2003 was due to the additional amortization related to the purchase of Compass Telecom LLC in October 2002.

Amortization of intangible assets increased to $652,000 in the six months ended June 30, 2003 from $254,000 in the six months ended June 30, 2002. The increase in 2003 reflects the additional amortization recorded resulting from the acquisition of Compass Telecom LLC.

Impairment of Goodwill and Intangible Assets. During the current quarter we completed our annual impairment analysis of goodwill as required under SFAS 142. This analysis considered the estimated fair value of our three reporting units (New Equipment, Redeployed Equipment and Services) based on market capitalization, as implied by the value of our common stock, and estimated future discounted cash flows. With the assistance of an independent appraiser, it was determined that the carrying values of two reporting units (Services and Redeployed Equipment) exceeded their respective fair values. Accordingly, we compared the implied fair value of the reporting unit goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million.

We also completed an impairment review of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, we determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, we recorded a pre-tax impairment charge of approximately $522,000 to write down these assets to their estimated fair values.

Interest and Other Income, Net. Interest income, net, consists of investment earnings on cash and cash equivalent balances, foreign currency gains and gains on the disposition of assets. Interest and other income, net, decreased to $281,000 for the three months ended June 30, 2003 from $490,000 in the comparable period in 2002. The decrease was due primarily to reduced interest income from lower interest rates and lower cash balance in the second quarter of 2003 compared to the same period in 2002. We had no long-term debt outstanding as of June 30, 2003.

Interest and other income, net decreased to $421,000 for the six months ended June 30, 2003 from $708,000 in the comparable period in 2002. The decrease was primarily due to a lower cash balance average in the six months ended 2003 than in the comparable period in 2002.

Income Tax Benefit/Provision. Income tax benefit for the three months ended June 30, 2003 totaled $6.3 million, based on an effective tax rate of 21.6%, compared to a tax provision of $671,000 in the comparable period in 2002, based on an effective tax rate of 40.5%. The effective tax rate for the period decreased as a result of the write-down of goodwill which is not deductible for tax purposes.

Income tax benefit for the six months ended June 30, 2003 totaled $7.7 million based on an effective tax rate of 24.0%, compared to an income tax provision of $3.1 million in the comparable period in 2002, based on an effective tax rate of 40.5%.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and short-term receivable. Our cash, cash equivalents and short-term investments balance was $45.9 million at June 30, 2003 compared to $50.4 million at December 31, 2002.

Net cash used in operating activities for the six months ended June 30, 2003 was $419,000. The primary source of operating cash flows was a decrease in accounts receivable of $6.4 million. Decreasing revenues and continued focus on cash collection caused the accounts receivable balance to decrease significantly over the prior year. We also collected a $2.7 million refund of income taxes paid during 2002. In addition, inventories decreased by $2.4 million due to tightened controls over our inventory purchases. The Company also incurred a non-cash charge of $25.3 million to write off goodwill and other intangible assets. These increases were offset by $8.5 million in payments of accounts payable, $4.2 million in payments of other accrued liabilities and $2.5 million recognition of deferred revenue.

Net cash used in operating activities for the six months ended June 30, 2002 was $1.0 million. The primary source of operating cash flow as was a decrease in accounts receivable of $12.0 million, offset by increases in inventories of $6.1 million, and decreases in accounts payable of $9.7 million and income taxes payable of $2.8 million.

Net cash used in investing activities for the six months ended June 30, 2003 includes purchase of property and equipment of $2.5 million, payment of an earnout related to the Compass acquisition of $2.9 million, partially offset by a repayment of a loan to an officer for $1.1 million. Net cash used in investing activities for the six months ended June 30, 2002 includes the issuance of a loan to an employee in the amount of $2.0 million, the acquisition of property and equipment of $2.6 million and the purchase of short-term investments for $15.0 million.

Cash flows from financing activities for the six months ended June 30, 2003 and 2002 included proceeds from employee stock purchases of $213,000 and $319,000, respectively.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of June 30, 2003.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments for the six months ending December 31, 2003, as follows (in thousands):

	Six Months Ending December 31, 2003	2004	2005	2006	2007	Thereafter
Gross restructuring related leases (see note 10)	$407	$592	$304	$22	$—	$—
Operating Leases	902	1,926	1,807	1,108	912	1,989

Total commitments	$1,309	$2,518	$2,111	$1,130	$912	$1,989

We have not included contingent earn-out payments in the table above. The potential earn-out payments to the former shareholders of Compass Telecom LLC is $3.85 million during 2003 and $3.25 million in 2004 if earnings before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.

We are also exposed to credit risk in the event of default of the sub-lessee of certain facilities, because we remain primarily obligated under the terms of the original lease agreement.

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

The Company also generates services revenue, either in connection with equipment sales or through service only transactions. Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimate total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is reflected as unbilled receivables in the accompanying combined balance sheet.

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

The Company supplies equipment to companies in exchange for new or redeployed equipment or to companies from which redeployed equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $259,000 and $462,000 for the three-month periods ended June 30, 2003 and 2002, respectively. For the six-month period ended June 30, 2003, the revenue recognized was $613,000, compared to $930,000 in the comparable period in 2002.

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

At June 30, 2003, the estimate for slow-moving and obsolete inventory was $5.3 million.

At June 30, 2003, the estimate for doubtful accounts was $549,000.

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

In June 2003, we completed our annual goodwill and purchased intangibles impairment tests outlined under SFAS 142, which required the assessment of goodwill and purchased intangibles for impairment as of June 30, 2003. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets for two of our three reporting units was impaired as of June 30, 2003 and a $24.8 million writedown to goodwill was taken. Based on the impairment of goodwill, we then performed a FAS 144 impairment test on the purchased intangible assets and determined they were impaired as of June 30, 2003. Subsequently, we completed a writedown to the purchased intangible assets of $522,000.

Deferred Taxes. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense. We evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances related to our net deferred tax assets. As of June 30, 2003, we had no valuation allowances recorded against our deferred tax assets.

Contingencies

We have in the past, and may hereafter, be involved in legal proceedings and litigations with third parties arising in the ordinary course of business. Such actions by third parties may subject us to significant liability and could be time consuming and expensive to resolve. We are not currently a party to or aware of any such litigations or other legal proceedings that could materially harm our business.

Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of for the three and six month periods ended June 30,2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of for the three and six month periods ended June 30,2003.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issue SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

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

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2002 and the six months ended June 30, 2003, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels.

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

For the three months ended June 30, 2003, 68.5% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 44.7% of our net revenue for the three months ended June 30, 2003. Verizon Wireless accounted for 9.8% of total revenue. In fiscal year 2002, Verizon Communications accounted for 13.4% of our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2002 and in the first six months of 2003 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

The market for redeployed telecommunications equipment is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

The market for redeployed telecommunications equipment is relatively new and evolving, and we are not certain that our potential customers will adopt and deploy redeployed telecommunications equipment in their networks. For example, with respect to redeployed equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase redeployed equipment, our potential customers may not choose to purchase redeployed equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks, which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of redeployed equipment available for us to purchase, which would limit the development of this market.

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

Our sales of redeployed equipment depend upon telecommunications operator utilization of existing telecommunications network technology. If the lifecycle of equipment comprising operator networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model would be limited. This limited installed base would reduce the supply of, and demand for, redeployed equipment, which could decrease our net revenue.

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

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Brazil, Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for 21.9% of our net revenue for the six months ended June 30, 2003 and 13.7% of our net revenue in the six months ended June 30, 2002.

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

We adopted SFAS 142 beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. During the first six months in 2003, our amortization charge for other intangibles was $522,000. We also took an impairment charge related to goodwill and intangible assets of $24.8 million. If we determine that these items are further impaired, we will be required to take an additional non-recurring charge to earnings.

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

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 55% of our outstanding common stock as of March 31, 2003. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of June 30, 2003, we had no long-term debt outstanding.

ITEM 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 2. Changes in Securities

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 21, 2003, the following matters were acted upon by the stockholders of the Company:

1. The re-election of Rick Darnaby and Peter Y. Chung as Class I directors for an additional three-year term:

	Shares In Favor	Shares Withheld
Rick Darnaby	37,600,841	2,306,984
Peter Y. Chung	39,786,311	121,514

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003:

Shares In Favor	Shares Against	Shares Abstained
39,221,795	676,274	9,756

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Exhibit Title

3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7(a)	Employment Agreement between Somera Communications and Jeffrey Miller, dated May 6, 1999.

10.9(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.12(a)	Industrial/Commercial Lease, dated May 12, 1999, between Sunbelt Properties and Somera Communications.

10.13(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.16(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.18(b)	Stock Purchase Agreement, dated October 16, 2000 between the Somera Communications, Inc. and MSI Communications, Inc.

10.19(c)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.20(c)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21(c)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.23(d)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.25(e)	Employment Agreement between Somera Communications, Inc. and Rick Darnaby, dated September 17, 2001.

10.26(g)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.28(h)

Asset Purchase Agreement dated as of September 19, 2002, by and among Somera Communications, Inc., Compass Telecom and the Shareholders of Compass by and among Somera Communications, Inc., Compass Telecom and the shareholders of Compass.

10.29 (i)	First amendment, dated January 28, 2003 and original lease agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.30 (i)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on October 27, 2000.
(c)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2001.
(f)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2002.
(g)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(h)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 9, 2002.
(i)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.

(b) Reports on Form 8-K.

On April 7, 2003, the Company filed a report on Form 8-K following the Company’s announcement of preliminary financial results for its fiscal first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2003.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL
(C. Stephen Cordial Chief Financial Officer)