Form 10-Q
period 2003-09-30
SOMERA COMMUNICATIONS INC
filed 2003-11-07
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 3, 2003
Common Stock, $0.001 par value	49,202,137

SOMERA COMMUNICATIONS, INC.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		28

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,525	$50,431
Short-term investments	5,000	—
Accounts receivable, (net of allowance for doubtful accounts of $453 and $692 at September 30, 2003 and December 31, 2002, respectively)	16,879	25,065
Inventories	12,294	25,480
Deferred tax asset, current portion	4,811	7,422
Income tax receivable	—	2,680
Other current assets	7,239	3,244

Total current assets	86,748	114,322
Property and equipment, net	6,761	7,064
Deferred tax asset, net of current portion	21,561	13,891
Other assets	143	1,838
Goodwill	1,760	26,585
Intangible assets, net	167	1,390

Total assets	$117,140	$165,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,247	$19,910
Accrued compensation	1,821	3,105
Other accrued liabilities	4,449	8,292
Deferred revenue	1,479	5,683

Total current liabilities	17,996	36,990
Stockholders’ equity:
Common stock: $0.001	49	49
Shares authorized: 200,000
Shares issued and outstanding: 49,202 and 48,904 at September 30, 2003 and December 31, 2002, respectively
Additional paid-in capital	73,465	73,145
Unearned stock-based compensation	—	(8)
Accumulated other comprehensive loss	(74)	(114)
Retained earnings	25,704	55,028

Total stockholders’ equity	99,144	128,100

Total liabilities and stockholders’ equity	$117,140	$165,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Equipment revenue	$26,393	$47,054	$89,750	$144,322
Service revenue	4,367	3,441	12,801	10,391

Total revenue	30,760	50,495	102,551	154,713

Cost of revenues:
Equipment cost of revenue	21,070	32,314	66,851	96,618
Service cost of revenue	3,246	2,246	10,268	7,113

Total cost of revenue	24,316	34,560	77,119	103,731

Gross Profit	6,444	15,935	25,432	50,982
Operating expenses:
Sales and marketing	6,062	9,308	19,941	23,895
General and administrative	6,652	6,359	18,710	19,501
Impairment of goodwill and intangible assets	—	—	25,329	—
Amortization of intangible assets	50	127	702	381

Total operating expenses	12,764	15,794	64,682	43,777

Income (loss) from operations	(6,320)	141	(39,250)	7,205
Interest and other income, net	70	181	491	889

Income (loss) before income taxes	(6,250)	322	(38,759)	8,094
Income tax (benefit) provision	(1,763)	130	(9,435)	3,278

Net (loss) income	(4,487)	192	(29,324)	4,816
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	64	10	(78)	(58)
Unrealized gain on investments	—	(11)	—	6

Comprehensive income (loss)	$(4,423)	$191	$(29,402)	$4,764

Net income (loss) per share—basic.	$(0.09)	$0.00	$(0.60)	$0.10

Weighted average shares—basic.	49,150	48,695	49,065	48,630

Net income (loss) per share—diluted.	$(0.09)	$0.00	$(0.60)	$0.10

Weighted average shares—diluted.	49,150	48,920	49,065	49,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(29,324)	$4,816
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,509	3,744
Provision for doubtful accounts	(34)	(1,019)
Provision for excess and obsolete inventories	8,079	308
Deferred tax asset	(5,059)	1,216
Amortization of stock-based compensation	8	56
Non-cash gain on disposition of assets	—	(93)
Non-cash goodwill and intangible asset write-down	25,329	—
Forgiveness of loans to officers	150	224
Changes in operating assets and liabilities:
Accounts receivable	8,220	7,400
Inventories	5,447	(2,729)
Income tax receivable	1,070	—
Other current and non-current assets	(1,946)	(659)
Accounts payable	(9,663)	(7,764)
Accrued compensation	(1,284)	(1,057)
Deferred revenue	(4,204)	46
Other accrued liabilities	1,675	(1,211)
Income taxes payable	732	(4,486)

Net cash used in operating activities	(645)	(1,208)

Cash flows from investing activities:
Acquisition of property and equipment	(2,850)	(3,786)
Purchase of short-term investments	(5,000)	(4,984)
Repayment (payment) of loan to officer	1,129	(1,325)
Earn-out payment related to Compass acquisition	(2,900)	—

Net cash used in investing activities	(9,621)	(10,095)

Cash flows from financing activities:
Proceeds from stock options exercises	—	125
Proceeds from employee stock purchase plan	320	586

Net cash provided by financing activities	320	711

Net decrease in cash and cash equivalents	(9,946)	(10,592)
Effect of foreign currency translation on cash	40	(58)

Cash and cash equivalents, beginning of period	50,431	54,522

Cash and cash equivalents, end of period	$40,525	$43,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Formation and Business of the Company:

Somera Communications, Inc. (“Somera” or the “Company”) was formed in August 1999 and is incorporated under the laws of the state of Delaware. The Company provides network equipment redeployment programs to telecommunications operators in order to help optimize their networks and equipment asset base more efficiently and cost-effectively. The core elements of the Company’s programs include redeployment planning, selling new and redeployed equipment, buying, exchanging, accepting on consignment excess equipment assets that the operator no longer needs, and providing equipment deployment, network development, and repair outsourced services. The combination of these programs benefit operators by providing a seamless, integrated approach to network deployment, while stretching capital budgets and lowering operating expenses.

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

Cash, Cash Equivalents and Short-Term Investments

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

The Company also generates services revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying combined balance sheet. Unbilled receivables were $674,000 and $0 at September 30, 2003 and 2002, respectively.

Revenue for transactions that include multiple elements such as equipment and services bundled together is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known.

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

Stock-based compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the common stock and the exercise price. SFAS No. 123 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument.

Pro forma information regarding net income (loss) per share as if stock options, employee stock purchase plan and the restricted stock issuances had been determined based on the fair value as of the grant date consistent with the provision of SFAS No. 123 “Accounting for Stock-based Compensation”, are as follows for the three and nine-month periods ended September 30, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income—as reported	$(4,487)	$192	$(29,324)	$4,816
Add: Stock-based employee compensation expensed in the financial statements	—	16	8	56
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,737)	(3,211)	(3,666)	(10,234)

Net (loss) income—as adjusted	$(6,224)	$(3,003)	$(32,982)	$(5,362)

Net (loss) income per share—basic as reported	$(0.09)	$0.00	$(0.60)	$0.10
Net (loss) income per share—basic as adjusted	$(0.13)	$(0.06)	$(0.67)	$(0.11)
Net (loss) income per share—diluted as reported	$(0.09)	$0.00	$(0.60)	$0.10
Net (loss) income per share—diluted as adjusted	$(0.13)	$(0.06)	$(0.67)	$(0.11)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2003	2002	2003	2002
Risk-free interest rate	3.2%	3.25%	1.13%	1.74%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	82%	82%	82%	112%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 61.1 million at September 30, 2003, compared to 62.2 million outstanding at September 30, 2002. The weighted average exercise price of outstanding stock options at September 30, 2003 and September 30, 2002 was $5.01 and $6.68, respectively. The weighted average fair value of stock awards granted during the three months ended September 30, 2003 and 2002 was $1.59 and $3.81, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator
Net income (loss)	$(4,487)	$192	$(29,324)	$4,816

Denominator
Weighted average shares—basic	49,150	48,695	49,065	48,630
Dilutive effect of options and warrants to purchase shares and escrow shares	—	225	—	902

Weighted average shares—diluted	49,150	48,920	49,065	49,532

Net income (loss) per share—basic	$(0.09)	$0.00	$(0.60)	$0.10

Net income (loss) per share—diluted	$(0.09)	$0.00	$(0.60)	$0.10

Options to purchase 9,472,432 and 10,445,235 shares of common stock have been excluded from the calculation of net loss per share—diluted for the three and nine month periods ended September 30, 2003, and options to purchase 11,532,294 and 6,250,389 shares of common stock have been excluded from the calculation of net income per share—diluted for the three and nine month periods ended September 30, 2002, as their effects are anti-dilutive.

Note 3—Balance Sheet Components (in thousands)

	September 30, 2003	December 31, 2002
Inventories held for sale	$16,731	$39,979
Less: Reserve for excess and obsolete inventory	(4,437)	(14,499)

Inventories, net	$12,294	$25,480

During the quarter ended March 31, 2003, the Company disposed of $11.9 million of inventory that had previously been written down. The Company did not receive any proceeds from the disposals. These disposals were booked against the reserve for excess and obsolete inventory.

During the quarter ended June 30, 2003, inventory write-downs were increased $1.2 million as purchases made in the fourth quarter 2002 were deemed to be in excess of forecasted demand.

During the quarter ended September 30, 2003, $2.4 million of inventory was written down to the lower of cost or market. In addition, the Company wrote off $1.2 million in damaged inventory and physical inventory adjustments.

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

The purchase agreement also provides for earn-outs in years 2002 through 2004 that may be payable to the former shareholders of Compass Telecom LLC. The earn-outs are contingent upon the financial performance of Compass during the fourth quarter of 2002, and fiscal years 2003 and 2004. The fourth quarter 2002 earn-out was achieved, resulting in a $2.9 million increase in the purchase price and associated goodwill. The earn-out was paid in April 2003. For the following two years, additional amounts are to be earned based on certain financial performance and employee retention milestones. For the years ending December 31, 2003 and 2004, the maximum earn-outs are $3.85 million and $3.25 million, respectively. No amounts have been accrued for as of September 30, 2003.

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

The customer contract intangible asset is being amortized over the length of the contract of fifteen months on a straight-line basis. The non-compete covenants are being amortized over the length of the covenants of thirty-six months on a straight-line basis. During the second quarter ended June 30, 2003, goodwill and certain intangible assets were reviewed for impairment, resulting in a write-down. See Note 5.

Note 5—Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts are amortized on a straight-line basis over the terms of the customer contracts, 15 to 18 months. The non-compete agreement is amortized on a straight-line basis over the life of the agreement, 36 months.

In the second quarter of 2003, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. This analysis considered the estimated fair value of the Company’s three reporting units (New Equipment, Redeployed Equipment and Services) based on market capitalization, as implied by the value of Somera’s common stock, and estimated future discounted cash flows. With the assistance of an independent appraiser, it was determined that the carrying values of two reporting units (Services and Redeployed Equipment) exceeded their respective fair values. Accordingly, the Company compared the implied fair value of the reporting unit goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million. At June 30, 2003, the Company had approximately $1.8 million of remaining goodwill related primarily to New Equipment.

The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values. The following is a summary of the remaining intangible assets with finite useful lives at September 30, 2003 (in thousands):

	Original Cost	Impairment	Adjusted Cost	Accumulated Amortization	Intangibles, net September 30, 2003
Customer contracts	$1,499	$(236)	$1,263	$1,230	$33
Non-compete agreement	665	(286)	379	245	134

	$2,164	$(522)	$1,642	$1,475	$167

Amortization for the remaining portion of the year ended December 31, 2003 is $50,000. For the years ended December 31, 2004 and 2005, the amortization is $67,000 and $50,000, respectively.

Note 6—Commitments and Contingencies:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial covenants. As of September 30, 2003 and December 31, 2002, the Company was in compliance with these covenants. The Company had no long-term debt or outstanding letters of credit under this facility as of September 30, 2003 and December 31, 2002.

The Company has certain contingent future earn-out payments due to the former shareholders of Compass. The maximum potential earn-out payments to the former shareholders of Compass are $3.85 million during 2003 and $3.25 million in 2004 if the earnings of the Compass business before interest, taxes, depreciation and amortization exceed $3.5 million in 2003 and $4.6 million in 2004.

The Company is involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to nor is aware of any such litigation or other legal proceedings at this time that could materially harm the business.

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

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2002	$846
Provision for warranty liability	856
Settlements	(1,090)

Balance as of September 30, 2003	$612

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of September 30, 2003. If the Company enters into guarantees in the future, the Company will assess the impact under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others.”

Note 8—Related Party Transactions and Loans to Officers:

On October 20, 1999, the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan was interest free, collateralized by the principal residence of the officer, and was required to be repaid when the residence was sold. Notwithstanding the foregoing, $300,000 of the amount advanced was to be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, the Company forgave $75,000. The officer repaid the remaining balance of $852,000 on January 1, 2003 upon termination of employment.

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

On May 3, 2002, the Company entered into a mortgage loan agreement under which it advanced $2,000,000 to an officer of the Company. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan, the amount advanced is to be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. The remaining balance under this loan at September 30, 2003 was $1.8 million. However, the outstanding notes receivable balance as of September 30, 2003 is $1.7 million since the scheduled forgiveness of the loan is accrued monthly by the Company. Under the terms of the mortgage loan the outstanding balance of the loan is now due for full repayment upon the earlier of (i) the sale of the residence, or (ii) 12 months after the employment termination date. The officer left the Company subsequent to the end of the third quarter 2003. In accordance with the terms of the arrangement, the balance owed to the Company is due within 12 months and accordingly, the outstanding balance of $1.7 million has been classified as other current assets on the consolidated balance sheet at September 30, 2003.

As a result of the above, the Company recorded compensation charges of $150,000 and $224,000 for the nine months ended September 30, 2003 and 2002, respectively. The outstanding notes receivable balance as of September 30, 2003 has been included in Other Current Assets.

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

Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party subleases. At September 30, 2003, the Company remains under lease obligations of $749,000 associated with its December 2002 operational restructuring, offset by estimates of future sublease income of $100,000. The lease obligations expire in 2006. As a result of this restructuring, the Company expects cash savings of approximately $500,000 per quarter, which the Company realized beginning in the third fiscal quarter 2003. Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At September 30, 2003, the accrued liability associated with the restructuring charge was $649,000 and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments	Balance at September 30, 2003
Lease obligations, net of estimated Sublease income	$995	$(346)	$649
Termination benefits	1,609	(1,609)	—

Total	$2,604	$(1,955)	$649

Note 10—Segment Information:

Operating segments are identified as components of an enterprise for which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the acting chief executive officer. The Company reviews its operations in three segments—new equipment, redeployed equipment and services.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue:
New equipment	$6,238	$15,332	$20,135	$42,786
Redeployed equipment	20,155	31,722	69,615	101,536
Services	4,367	3,441	12,801	10,391

Total	$30,760	$50,495	$102,551	$154,713

Gross profit:
New equipment	$1,015	$2,473	$2,105	$7,073
Redeployed equipment	4,308	12,267	20,793	40,631
Services	1,121	1,195	2,534	3,278

Total	$6,444	$15,935	$25,432	$50,982

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue:
United States	$23,083	$41,828	$79,174	$131,798
Canada	383	451	1,418	1,497
Latin America	1,622	3,748	5,318	11,083
Europe	3,494	3,095	9,968	5,271
Asia	1,432	1,226	5,271	3,967
Other	746	147	1,402	1,097

Total	$30,760	$50,495	$102,551	$154,713

Note 11—Recent Accounting Pronouncements:

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of for the three and nine month periods ended September 30, 2003. The Company has included the disclosures required by FIN 45 in the notes to these unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of for the three and nine month periods ended September 30,2003.

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

Note 12—Subsequent Events:

On September 30, 2003, the Company announced that Rick Darnaby, President and Chief Executive Officer, was leaving the Company. Effective on September 30, 2003, the Company appointed Steve Cordial as Acting President and Chief Executive Officer (in addition to his role as Chief Financial Officer).

At the time his employment terminated, Mr. Darnaby was indebted to the Company in the amount of $1.8 million. See “Note 8—Related Party Transactions and Loans to Officers” regarding Mr. Darnaby’s repayment obligation on this loan.

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

The first step in the process is working with the operators to determine the feasibility of redeploying existing equipment within their own network or valuing that same equipment for possible re-marketing to other operators’ networks. Somera then executes the plan by supplying operators with the optimum combination of new and redeployed equipment based on their network deployment strategy, budget and time-to-market requirements. Somera can also buy, accept on consignment, or exchange the equipment assets that the operator no longer needs and thereby provide a new source of capital to stretch budgets further. And finally, Somera offers outsourced equipment deployment, network development, and repair services to supplement or replace resources to execute programs and projects that our customers traditionally managed themselves.

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

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Equipment revenue	85.8%	93.2%	87.5%	93.3%
Service revenue	14.2	6.8	12.5	6.7

Total revenue	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	68.5	64.0	65.2	62.4
Service cost of revenue	10.6	4.4	10.0	4.6

Total cost of net revenue	79.1	68.4	75.2	67.0

Gross profit	20.9	31.6	24.8	33.0

Operating expenses:
Sales and marketing	19.7	18.4	19.4	15.4
General and administrative	21.6	12.6	18.3	12.6
Amortization of intangible assets	0.2	0.3	0.7	0.3
Impairment	—	—	24.7	—

Total operating expenses	41.5	31.3	63.1	28.3

Income (loss) from operations	(20.5)	0.3	(38.3)	4.7
Interest and other income, net	0.2	0.3	0.5	0.5

Income (loss) before income taxes	(20.3)	0.6	(37.8)	5.2
Income tax (benefit) provision	(5.7)	0.2	(9.2)	2.1

Net (loss) income	(14.9)%	0.4%	(28.6)%	3.1%

Equipment Revenue. Equipment revenue consists of sales of new and redeployed infrastructure-class telecommunications equipment for switching, transmission, wireless, data, microwave, and power. The equipment we sell spans over 350 manufacturers and supports analog, T1, T2, SONET, TDMA, CDMA, and GSM for voice and data communications. Equipment revenue decreased 43.9% to $26.4 million in the three months ended September 30, 2003 from $47.1 million in the three months ended September 30, 2002. . The decrease in both new and redeployed revenue was primarily due to revenue declines in North America. We experienced decreases in overall operator spending in the North American region. Revenue attributable to new equipment sales decreased to $6.2 million in the three months ended September 30, 2003 from $15.3 million in the comparable period in 2002. Revenue attributable to redeployed equipment sales decreased to $20.2 million in the three months ended September 30, 2003 from $31.7 million in the comparable period in 2002. As a result of the continued financial distress of the telecommunications industry, we have experienced a lengthening of our customers’ purchasing cycle as well as a slow down in advanced technological adoption. North American telecommunications operator spending continues to decline and purchasing behavior is still very unpredictable. Original equipment manufacturers continue to lower prices to purchasers in competition with our new and redeployed equipment sales effort. These factors contributed to the reduction of both new and redeployed equipment sales. From customers outside of the United States, net revenues decreased to $7.7 million in the three months ended September 30, 2003 compared to $8.7 million in the comparable period in 2002. This decrease was due primarily to the decline in sales in Latin America. We believe net revenue attributable to new and redeployed equipment will vary from quarter to quarter as customers’ demand for such equipment fluctuates.

Equipment revenue decreased 37.8% to $89.8 million for the nine months ended September 30, 2003 from $144.3 million in the comparable period in 2002. The decrease in both new and redeployed revenue was primarily due to revenue declines in North America. We experienced decreases in overall operator spending in the North American region. Revenues from customers outside the United States increased to $23.4 for the nine months ended September 30, 2003 from $22.9 million in the nine months ended September 30, 2002. The increase was primarily due to the growth of our international operations, particularly in Europe and Asia, partially offset by $5.8 million decrease in revenues in Latin America. Revenue attributable to new equipment sales decreased to $20.1 million for the nine months ended September 30, 2003 from $42.8 million in the comparable period in 2002. The decrease in new equipment sales is primarily due to reduced demand for new equipment and increased competition from the OEMs, who have significantly lowered their prices, and has been exacerbated by the fact that North American operators’ spending budgets were on hold earlier in the year and although we are seeing some being released, budgets are not as large as last year. Net revenue attributable to redeployed equipment sales decreased to $69.6 million for the nine months ended September 30, 2003 from $101.5 million in the comparable period in 2002. Throughout 2003, we continue to see a lengthening of our customer’s purchasing cycle and budget spending only on an as needed basis.

Service Revenue. Service revenue in the three months ended September 30, 2003 was primarily derived from deployment (i.e. installation/de-installation) and repair-related contracts. Service revenue increased 26.9% to $4.4 million in the three months ended September 30, 2003 from $3.4 million in the three months ended September 30, 2002. Service revenue increased primarily due to the acquisition of the assets of Compass Telecom in fourth quarter 2002. The increase in revenues due to the acquisition was offset by a decrease in overall service revenues. The majority of our services are sold together with new equipment sales. As new equipment sales slowed due to the lengthening of purchasing cycles or budget constraints, service contracts were also postponed.

Service revenue for the nine months ended September 30, 2003 increased to $12.8 million from $10.4 million in the nine months ended September 30, 2002. The primary reason for the increase is that 2003 sales include legacy revenues acquired in the acquisition of Compass Telecom. Sequentially, revenues quarterly have continued to decline due to customers’ postponement of network build-outs due to budget constraints.

Cost of Equipment. Substantially all of our cost of equipment consists of the costs of the equipment we purchase from third party sources. Cost of equipment decreased 34.8% to $21.1 million in the three months ended September 30, 2003, from $32.3 million in the comparable period in 2002. The decrease in cost of equipment is primarily attributable to a decrease in our overall volume of equipment sales. In addition, we recorded a $3.2 million charge during the quarter ended September 30, 2003. Subsequent to our consolidation of distribution centers to Dallas, we completed a physical inventory in the third quarter and determined $1.2 million of inventory was damaged or missing. In addition, we increased our inventory reserve by $2.0 million to reduce the carrying value of our inventory to current market prices. Cost of equipment attributable to new equipment sales decreased to $5.2 million in the three months ended September 30, 2003, from $12.9 million in the comparable period in 2002. This decrease was due primarily to a decrease in the volume of new equipment we sold. Cost of net revenue attributable to redeployed equipment sales was $15.8 million in the three months ended September 30, 2003, compared to $19.5 million in the comparable period in 2002. The decrease was due to a decrease in the volume of redeployed equipment offset by an increase in inventory reserves.

Cost of equipment revenue decreased 30.8% to $66.9 million in the nine months ended September 30, 2003 from $96.6 million in the comparable period in 2002. The decrease in cost of equipment revenue is primarily attributable to a decline in revenues, offset by an increase in our overall cost of acquiring equipment. Cost of net revenue attributable to new equipment sales decreased to $18.0 million from $35.7 million in the comparable period in 2002. The decrease in cost of net revenue attributable to new equipment sales was primarily due to a decrease in volume of new equipment revenue. Cost of net revenue attributable to redeployed equipment sales decreased to $48.8 million for the nine months ended September 30, 2003 from $60.9 million in the comparable period in 2002. The decrease in cost of net revenue attributable to redeployed equipment was primarily due to a decreased volume of redeployed equipment sales.

Gross profit as a percentage of total net revenue, or gross margin, was 20.9% in the three months ended September 30, 2003, down from 31.6% in the comparable period in 2002. Gross margin decreased in general primarily due to continued non-cash inventory charges. Gross margin attributable to new equipment sales was 16.3% in the three months ended September 30, 2003, up from 16.1% in the comparable period in 2002. Gross margin attributable to redeployed equipment sales decreased to 21.4% in the three months ended September 30, 2003, down from 38.7% in the comparable period in 2002. The inventory charges primarily affected redeployed equipment. We believe that gross margins attributable to new and redeployed equipment sales may continue to fluctuate depending upon the mix of new and redeployed equipment we sell, our ability to procure inventory at favorable prices, and the pace of recovery of the economy in general and the telecommunications industry, in particular.

Gross margin decreased to 24.8% for the nine months ended September 30, 2003, compared to 33.0% in the nine months ended September 30, 2003. Gross margin attributable to new equipment sales decreased to 10.5% for the nine months ended September 30, 2003, compared with 16.5% in the comparable period in 2002. Gross margin attributable to redeployed equipment sales decreased to 29.9% in the nine months ended September 30, 2003, compared to 40.0% in the comparable period in 2002. The decrease in gross margin for the nine months ended in 2003 is primarily attributable to pricing pressures. In addition, we recorded non-cash inventory charges in the nine months ended 2003 that we did not have in the comparable period in 2002. We believe these gross margins will continue to fluctuate depending upon the competitive pricing pressures from OEMs.

Cost of Services. Cost of services primarily consists of time and materials of our project managers and invoices for services outsourced to third-party entities. Cost of services increased 44.6% from $2.2 million in the three months ended September 30, 2002 to $3.2 million in the three months ended September 30, 2003. The increase in cost of services is primarily attributable to an increase in our overall volume of service sales and increased cost associated with the Compass acquisition. In addition, increases in service revenues were primarily attributable to repair services, most of which were outsourced at low margins. As a result, gross margins on services revenues declined to 25.7% in the three months ended September 30, 2003 from 34.7% in the three months ended September 30, 2002.

Cost of services for the nine months ended September 30, 2003 increased to $10.3 million from $7.1 million in the comparable period in 2002. The increase in cost of services is primarily attributable to increases in service revenue which were outsourced at low margins. As a result, gross margins on service revenue declined to 19.8% in the nine months ended September 30, 2003 from 31.5% in the comparable period in 2002.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses decreased to $6.0 million or 19.7% of net revenue in the three months ended September 30, 2003, from $9.3 million or 18.4% of net revenue in the comparable period in 2002. Our primary decrease in sales and marketing is due to salaries, which decreased $1.7 million from the third quarter ended 2002 to the third quarter ended 2003 due to a decline in headcount. In addition, sales commissions decreased approximately $732,000 due to a decrease in gross profit. Other notable decreases were in our travel and marketing expenses, which decreased $149,000 and $127,000, respectively. In the third quarter of 2003, we have made a concerted effort to reduce marketing and travel to lower costs. We believe that our sales and marketing expenses will continue to decrease in absolute dollars for the remainder of fiscal year 2003 as we reduce our expenses to align costs with revenues.

Sales and marketing expenses decreased to $19.9 million or 19.4% of net revenue for the nine months ended September 30, 2003 from $23.9 million or 15.4% of net revenues in the comparable period in 2002. The decrease was primarily due to decreased commissions due to decreases in gross profit as well as decreases in salaries, recruiting, relocation and marketing expenses.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees, and facility costs. General and administrative expenses increased to $6.7 million or 21.6% of net revenue in the three months ended September 30, 2003, from $6.4 million or 12.6% of net revenue in the comparable period in 2002. Our accounting expenses due to Sarbanes-Oxley consulting have increased $274,000 from prior year and these increases are offset by a $197,000 decrease in depreciation expense.

General and administrative expenses decreased year over year for the nine months ended September 30, 2003 to $18.7 million or 18.3% of net revenues from $19.5 million or 12.6% of net revenues for the nine month period ended September 30, 2002. The decrease was primarily due to lower salary and payroll related expenses as a result of a decline in headcount.

Amortization of Intangible Assets. Intangible assets consist of a customer contract and non-compete agreements related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets was $50,000 in the three months ended September 30, 2003, down from $127,000 in the comparable period in 2002. The decrease in the three months ended September 30, 2003 was due to the adjusted cost of the assets as a result of the second quarter impairment charge recorded in the second quarter of 2003.

Amortization of intangible assets increased to $702,000 in the nine months ended September 30, 2003 from $381,000 in the nine months ended September 30, 2002. The increase in 2003 reflects the additional amortization recorded from the acquisition of Compass Telecom LLC.

Impairment of Goodwill and Intangible Assets. During the second quarter we completed our annual impairment analysis of goodwill as required under SFAS No. 142. This analysis considered the estimated fair value of our three reporting units (New Equipment, Redeployed Equipment and Services) based on market capitalization, as implied by the value of our common stock, and estimated future discounted cash flows. With the assistance of an independent appraiser, it was determined that the carrying values of two reporting units (Services and Redeployed Equipment) exceeded their respective fair values. Accordingly, we compared the implied fair value of the reporting unit goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million.

During the second quarter, we also completed an impairment review of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, we determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, in the second quarter we recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values.

Interest and Other Income, Net. Interest income, net, consists of investment earnings on cash and cash equivalent balances, foreign currency gains and gains on the disposition of assets. Interest and other income, net, decreased to $70,000 for the three months ended September 30, 2003 from $181,000 in the comparable period in 2002. The decrease was due primarily to reduced interest income from lower cash balance in the second quarter of 2003 compared to the same period in 2002. We had no long-term debt outstanding as of September 30, 2003.

Interest and other income, net decreased to $491,000 for the nine months ended September 30, 2003 from $889,000 in the comparable period in 2002. The decrease was primarily due to a lower cash balance average in the nine months ended 2003 than in the comparable period in 2002.

Income Tax Benefit/Provision. Income tax benefit for the three months ended September 30, 2003 totaled $1.8 million, based on an effective tax rate of 28.2%, compared to a tax provision of $130,000 in the comparable period in 2002, based on an effective tax rate of 40.4%. The effective tax rate changed quarter over quarter due to blending Europe’s profits with US losses.

Income tax benefit for the nine months ended September 30, 2003 totaled $9.4 million based on an effective tax rate of 24.0%, compared to an income tax provision of $3.3 million in the comparable period in 2002, based on an effective tax rate of 40.5%. The change in tax rate from the previous year is primarily due to the second quarter goodwill impairment write-down.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and short-term accounts receivable. Our cash, cash equivalents and short-term investments balance was $45.5 million at September 30, 2003 compared to $50.4 million at December 31, 2002.

Net cash used in operating activities was $645,000 for the nine months ended September 30, 2003. The primary use of operating cash was the reported net loss of $29.3 million offset by non-cash charges of $25.3 million related to goodwill impairments, $8.1 million related to inventory write-downs and $3.5 million in depreciation and amortization. Significant sources of operating cash flows included an $8.2 million decrease in accounts receivable and a $5.4 million decrease in inventories. The decrease in accounts receivable was due to a continued focus on cash collections and decreasing revenues. The decrease in inventories is due primarily to tightened controls over inventory purchases. Offsetting these operating cash flows was a $12.6 million decrease in accounts payable and accrued liabilities, as well as a $4.2 million decrease in deferred revenues.

Net cash used in operating activities for the nine months ended September 30, 2002 was $1.2 million. The primary source of operating cash flow as was a decrease in accounts receivable of $7.4 million, offset by increases in inventories of $2.7 million, and decreases in accounts payable of $7.8 million and income taxes payable of $4.5 million.

Net cash used in investing activities for the nine months ended September 30, 2003 includes the purchase of property and equipment of $2.9 million, payment of an earn-out related to the Compass acquisition of $2.9 million and the $5.0 million purchase of short-term investments. The decreases were partially offset by the receipt of a loan repayment for $1.1 million. Net cash used in investing activities for the nine months ended September 30, 2002 includes the issuance of a loan to an employee in the amount of $1.3 million, the acquisition of property and equipment of $3.8 million and the purchase of short-term investments for $5.0 million.

Cash flows from financing activities for the nine months ended September 30, 2003 and 2002 included proceeds from employee stock purchases of $320,000 and $586,000, respectively.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of September 30, 2003.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as at September 30, 2003, and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments for the nine months ending December 31, 2003, as follows (in thousands):

	Three Months Ending December 31, 2003	2004	2005	2006	2007	Thereafter
Gross restructuring related leases (see note 9)	$91	$332	$304	$22	$—	$—
Operating Leases	389	1,726	1,570	1,108	912	1,989

Total commitments	$480	$2,058	$1,874	$1,130	$912	$1,989

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on our results of operations, financial position or cash flows as of for the three and nine month periods ended June 30,2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the statement did not have a material impact on our results of operations, financial position or cash flows as of for the three and nine month periods ended June 30,2003.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issue SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

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

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and redeployed equipment inventory. In 2002 and the nine months ended September 30, 2003, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels.

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

For the three months ended September 30, 2003, 65.5% of our net revenue was generated from the sale of redeployed telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy redeployed equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell redeployed equipment to us, our ability to sell redeployed equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 51.3% of our net revenue for the three months ended September 30, 2003. No single customer accounted for at least 10% of our net revenue for the nine months ended September 30, 2003. Verizon Communications accounted for 13.4% of our net revenue in fiscal year 2002. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2002 and in the first nine months of 2003 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and redeployed equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

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

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. For example, we recently announced management changes whereby our former president and chief executive officer, Rick Darnaby, left our employment, and our chief financial officer, Steve Cordial, had his role at Somera expanded so that he now serves also as our acting president and chief executive officer while an executive search is ongoing for a new chief executive officer. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Brazil, Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for 22.8% of our net revenue for the nine months ended September 30, 2003 and 14.8% of our net revenue in the nine months ended September 30, 2002.

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

We adopted SFAS No. 142 beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. During the first nine months in 2003, our amortization charge for other intangibles was $522,000. We also took an impairment charge related to goodwill and intangible assets of $24.8 million. If we determine that these items are further impaired, we will be required to take an additional non-recurring charge to earnings.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently do not hold any derivative instruments and do not engage in hedging activities. Substantially all of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, interest-bearing, investment grade marketable securities. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents and do not represent a material interest rate risk. As of September 30, 2003, we had no long-term debt outstanding.

ITEM 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s acting chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10- that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On September 30, 2003, we announced that Rick Darnaby, our President and Chief Executive Officer and a director, had left the Company effective immediately, and that Steve Cordial, our Chief Financial Officer, will serve as our Acting President and Chief Executive Officer until a successor is appointed. During this period, Mr. Cordial will continue as our Chief Financial Officer.

We also announced during September 2003 that three new directors—Chuck Levine and Casimir Skrzypczak (effective October 1, 2003) and David Young (effective November 1, 2003)—had been appointed to our Board of Directors, and that Gil Varon and Peter Chung had resigned from our Board of Directors. Mr. Skrzypczak and Mr. Young have been appointed as members of the Audit Committee of the Board of Directors, and Mr. Levine has been appointed to be a member and chairman of the Compensation Committee of the Board of Directors.

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

(b) Reports on Form 8-K.

On July 24, 2003, the Company filed a report on Form 8-K furnishing the press release the Company’s announcement of preliminary financial results for its fiscal second quarter ended June 30, 2003.

On September 30, 2003, the Company filed a report on Form 8-K regarding a Company announcement regarding management changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2003.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL
(C. Stephen Cordial Acting Chief Executive Officer and Chief Financial Officer)