Form 10-K
period 2003-12-31
SOMERA COMMUNICATIONS INC
filed 2004-02-27
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market as of June 27, 2003) was approximately $74,136,625. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on February 19, 2004 was 49,937,921.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOMERA COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.

Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors in “Risks Factors” and elsewhere in this Annual Report that could cause our actual results to differ materially from the forward-looking statements in this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We undertake no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

ITEM 1. BUSINESS

We provide telecommunications operators with a broad range of infrastructure equipment and related services to meet their specific and changing equipment needs. We offer our customers a unique combination of new and re-used equipment from a variety of manufacturers, allowing them to make multi-vendor purchasing decisions from a single cost-effective source. Although we purchase some equipment directly from manufacturers, much of the equipment we sell is procured on the secondary market from telecommunications operators and other sources. To further support our core strategy of buying and selling equipment, we also provide related services that help us identify opportunities for equipment sales or give us access to purchase equipment that an operator no longer needs.

Industry Background and Trends

During the period of rapid growth in the telecommunications industry from 1996-2001, network operators purchased trillions of dollars of new equipment. A great deal of that investment was never deployed or fully utilized. While historically operators may have retained and depreciated these idle assets, sold them back to the original equipment manufacturer for significantly less than the purchase price, or scrapped the equipment, financial factors increasingly require operators to recapture a greater portion of their original investment. However, often the excess equipment that an operator already owns does not meet current and future hardware requirements. Yet this same equipment may have a significant useful life in another operator’s network. As such, telecommunications operators are increasingly utilizing third party assistance to regain a portion of their initial investment on the secondary market and/or to purchase previously owned, or “re-used”, equipment to satisfy their network hardware requirements at a lower cost.

Factors fueling this include:

•	Continued pressure to efficiently manage limited capital budgets. Telecommunications operators are therefore encouraged to rely upon the large supply of re-used equipment to stretch capital budgets and improve key financial metrics such as cash flow and return on assets.

•	Desire to maintain existing network structures based on mature technologies at the lowest possible costs. As operators look to upgrade to next generation networks and bring on new services, re-used equipment provides a cost-effective alternative to maintain legacy networks at a lower cost during this transitional period.

•	Recognition of the financial potential locked up in excess and redundant inventories. As operators explore ways to lower deployment costs, they have come to recognize that they can leverage their excess equipment as a way to offset the cost of equipment purchases.

Participants in the secondary market, such as Somera, are better equipped to address these trends than the operators themselves. Our business model is designed to support the buying and selling of re-used equipment and to serve as an outlet for operators’ excess inventories. Although original equipment manufacturers (“OEM”) are typically the primary source for new equipment sales, they do not support multi-vendor product lines. In addition, while some manufacturers offer limited trade-in programs for equipment, they generally only cover equipment they manufactured and offer relatively low return on the investments. Telecommunications distributors are typically focused on product fulfillment of defined new equipment product lines. This high-volume, low margin, transaction-oriented model offers a broad selection but is not equipped to provide creative, customized solutions or to support the complexities of re-sell/re-marketing equipment disposition programs.

As recovery in the telecommunications industry becomes more evident, it is unlikely that the need for cost-effective, re-used equipment will abate. Operators are likely to remain focused on improvements and maintenance of key financial metrics in addition to competitive network deployment strategies. They will continue to seek creative and cost-effective ways to build, expand and maintain their networks through a combination of new and re-used equipment and services.

The Somera Strategy

Somera provides wireless and wireline telecommunications operators around the world with a broad range of infrastructure-class equipment and related services designed to meet their specific and changing network requirements. Our new and re-used equipment solutions support operators need to deploy their networks efficiently and at a lower cost. An element of this may include the purchase of excess or under-utilized equipment assets either on a consignment, buy, or exchange basis. We also provide value-added equipment-related services to supplement or replace resources to execute programs and projects that our customers traditionally managed themselves. In order to scale our business model and meet the needs of operators around the world, Somera continues to pursue opportunities for international growth. This gives us access to equipment based on different standards and technologies and increases our ability to serve foreign markets.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific regions. Our core competencies provide a distinct competitive advantage that makes Somera a low risk, high return investment solution to our customers. Our ability to execute on this objective is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot state-of-the art technology integration and deployment center near Dallas, Texas which enables us to support and integrate over 350 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet quality and uptime guarantees. Our operations support both high volume and transactional parts fulfillment to the delivery of highly custom-engineered solutions. Certification to ISO 9001:2000 standards was attained in May 2001. We are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Product Leadership: We have built a proprietary global database of customers, networks, and equipment. This provides unique capabilities to locate the equipment operator’s need at the best price, while helping us to determine the market value and financial return of re-used equipment. Our operations in Europe further enhances our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our go-to-market strategy is built on a highly integrated model that combines sales, logistics, and support to accelerate sales and build brand and customer loyalty. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Equipment Supply

We provide new and re-used telecommunications wireless, wireline, and data equipment manufactured by a variety of OEMs. We offer operators with multiple categories of telecommunications infrastructure equipment to address their specific and changing equipment requirements primarily for network maintenance and incremental network expansions. We support analog, T1/E1, T3/E3, SONET, SDH, TDMA, CDMA, and GSM for voice communications and WAN, LAN, international access servers, and various other data products for data communications. In 2003, we had a database of over 16,127 different items, from over 350 different manufacturers. These items are either immediately available in our physical inventory or readily available from one of our supply sources, including telecom operators, resellers, and manufacturers. We offer to our customers the same terms and conditions of the original manufacturer’s warranty on all new equipment. On re-used equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer’s original specifications.

The new equipment we offer consists of telecommunications equipment primarily purchased directly from the OEMs or distributors. The re-used equipment we offer consists primarily of equipment removed from the existing networks of telecommunications operators, many of whom are also our customers, and equipment purchased from resellers. Our sources for re-used equipment are typically the original owners of such equipment and either the operator, another third party, or a Somera trained professional removes the equipment from the network on behalf of the operator.

The equipment we sell is grouped into several general product categories.

•	Switching. Switching equipment is used by operators to manage call traffic and to deliver value-added services. Switches and related equipment are located in the central office of a telecommunications operator and serve to determine pathways and circuits for establishing, breaking, or completing voice and data communications over the public switched telephone network (“PSTN”). We provide a variety of switching equipment, including switches, circuit cards, shelves, racks, and other ancillary items in support of carrier upgrades and reconfigurations. Manufacturers of switching equipment whose products we sell include Alcatel, Lucent Technologies, and Nortel Networks.

•	Transmission. Transmission equipment is used by operators to carry information to multiple points in their network. Transmission equipment serves as the backbone of a telecommunications operator’s network and transmits voice and data traffic in the form of standard electrical or optical signals. We sell a broad range of transmission products, including channel banks, M13 multiplexers, digital cross-connect systems, digital loop carriers, SONET ADMs, DSX panels, and echo cancellers. Manufacturers of transmission equipment whose products we sell include ADC Telecommunications, Carrier Access, Fujitsu, Lucent Technologies, NEC, Nortel Networks, Telco Systems, and Tellabs.

•	Wireless. Cell sites and related ancillary wireless products are used by cellular, Personal Communication Services (PCS), and paging operators to provide wireless access. This equipment is used to amplify, transmit, and receive signals between mobile users and transmission sites, including cell sites and transmission towers. We sell a broad range of wireless equipment including radio base stations, towers, shelters, combiners, transceivers and other related items. Manufacturers of wireless and cell site equipment whose products we sell include Ericsson, Lucent Technologies, Motorola, Nortel Networks, and Siemens.

•	Data. Data networking equipment is used to transmit, route, and switch data communications traffic within a wireless or wireline operator’s network. We provide a wide variety of data networking products, including routers, digital subscriber lines, ATM switches, LAN switches, and bridges. Manufacturers of data networking equipment whose products we sell include Cisco Systems, Lucent Technologies, Motorola, Nortel Networks, and Riverstone.

•	Microwave. Microwave systems are used by operators to transmit and receive voice, data, and video traffic. These systems enable point-to-point and point-to-multipoint high-speed wireless communications. We provide a variety of microwave systems, including antennas, dishes, coaxial cables, and connectors. Manufacturers of microwave systems whose products we sell include Alcatel, Stratex Networks, Harris, Nortel Networks, and Proxim.

•	Power. Power equipment is used by operators to provide direct current (DC) and/or alternate current (AC) power to support their network infrastructure equipment. We sell a broad range of power equipment, including power bays, rectifiers, batteries, breaker panels and converters. Manufacturers of power equipment whose products we sell include Argus Technologies, Lucent Technologies, Marconi, and Nortel Networks.

As part of the equipment supply offering, we support customers’ access to critical maintenance spares to minimize network downtime and potential revenue loss. Under this program, we stock new and re-used equipment and co-locate the inventory at the customers’ facilities or in locations in close geographic proximity to the customers’ network operations for immediate access.

Substantially all of our equipment sourcing activities are made on the basis of purchase orders rather than long-term agreements. Although we seek as part of our equipment resource planning to establish strategic contract relationships with operators, we anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase order based transactions.

Equipment Valuation and Disposition Support

We help our customers determine the market value of excess and under-utilized equipment assets. The financial potential from these assets may provide a source of capital to offset the expense of other equipment and services purchases. The metrics for valuation are based on the data that we capture in our proprietary global database known as COMPASS. The database consists of product information and its respective market value, the installed technology base within our customers’ networks, plans for network build-out and de-installation, and demand and supply of equipment on the secondary market. The data domiciled within our database and applied to the valuation and marketability process is captured primarily through our sales and purchase transactions and interactions with customers. The data is interpreted by our internal sales, product line marketing, and supply groups.

We help our customers place equipment and maximize the value of excess and under-utilized equipment while minimizing their expense and management attention to the process. We offer four types of equipment placement programs. After collaborative investigation with the customer, we execute one, or a combination, based on the type of equipment the customer wants to dispose of, the current market demand for the equipment, the viability and condition of the equipment, and the customer’s network deployment strategy. Our four types of equipment placement programs are as follows: Consignment, Asset Exchange, Direct Purchase, and Equipment Disposal.

•	Consignment. Our consignment program is designed to reduce the customer’s excess inventory levels while maximizing recovery return based on market value. In the consignment program, we do not take title to the equipment, but rather the supplier of the equipment, typically the telecommunications operators, retains title and generally stores the excess inventory in our warehouse. Our sales force then promotes the sale of the consigned equipment into our network of customers and prospects. Net proceeds from the consigned sales are shared with the supplier of the equipment on negotiated terms.

•	Asset Exchange. Our asset exchange program is designed to help customers maximize their capital budget by substituting or exchanging, equipment from the customer’s existing inventory for equipment that the customer wants to purchase. The equipment desired by the customer is supplied from our own inventory, from virtual inventory identified from the proprietary global database, or from inventory to which we contractually have access. Exchange deals are typically executed for high demand infrastructure equipment.

•	Direct Purchase. Our direct purchase program involves our directly purchased equipment from the operator, either through direct payment or credit for future purchases.

•	Equipment Disposal. Some equipment is no longer marketable and should be disposed of or scrapped. We can provide support to customers to manage the disposition of this equipment in a manner that complies with environmental regulations.

Equipment Services

Resource allocation continues to be a critical concern among telecom operators in the execution of their network deployment strategy. Projects and programs that operators once managed themselves are being outsourced to enable the customer to focus on core business and network strategies. Providing select, focused services can be a catalyst to equipment sales, in addition to giving Somera access to equipment supply that an operator may no longer need.

We provide the following services in connection with our equipment supply:

Equipment Deployment Services

•	Installation/De-Installation: Installation/De-installation support has become increasingly important to our customers. The complexity of today’s networks makes it difficult for any one manufacturer to support the multi-product, multi-platform network installation/de-installation process. We work with our customers to define the appropriate level of certified engineering resources required to complete a project. Trained technicians are dispatched to the location, where removal of the equipment is performed. Typically, the de-installed equipment is shipped to our technology integration and deployment center for refurbishment and reconfiguration.

•	Microwave Radio Deployment: We provide turn-key system support for the integration and installation of unlicensed microwave radios for cellular backhaul, customer access facilities, last mile provisioning, and inter-office facilities. In addition to providing a complete microwave solution with all ancillary equipment, we complete our offering with services for path survey, site survey, pre-design engineering, rack and stack, and installation.

•	Integration/Customization: We offer customized assembly of multi-vendor equipment tailored to the network’s specific configuration. In support of this process, we may provide customers with ancillary equipment and components to complete the project and stage deployment based on the network implementation schedule.

Equipment Maintenance Services

•	Testing, Repair and Refurbishment: To ensure the reliability of re-used equipment we sell, many of our products are subject to a rigorous testing and evaluation process. The process includes loop-back testing, field simulation testing, and self-diagnostics. We also perform repair services for customer-owned equipment. Refurbishment is completed to manufacturer specifications and customer input.

•	Spares Management: Availability of critical maintenance spares is essential to manage and minimize network downtime. We work with our customers to develop a spares program to ensure critical spares availability based on historical utilization rates and other data. Material will either be co-located at our customers’ facilities or at our facility near Dallas.

We execute our services strategy through a combination of internal expertise and outsourced services. Services are performed by us either at the customer’s site or at our facility near Dallas. Services performed for the Europe, Middle East, and Africa (“EMEA”) region are managed out of Amsterdam, The Netherlands.

Sales and Marketing

Our sales organization is located primarily at our corporate headquarters in Santa Barbara, California and is augmented by satellite offices in California, Illinois, Georgia, New Jersey, and Texas. Operations for the EMEA region and Asia Pacific (AP) are headquartered in Amsterdam, The Netherlands with agent or sales offices in countries throughout the world including the United Kingdom, Russia, Spain, Sweden, Brazil and Hong Kong.

As of December 31, 2003, we employed approximately 140 sales, services, and procurement professionals. We generate sales leads primarily through direct sales contact, telemarketing, customer referrals and various tactical marketing programs.

In the United States, the sales force is organized by wireless and wireline market groups. The sales force operates on a named account basis rather than by geography, which allows us to maintain a consistent, single point of contact approach. Within wireless, teams are organized by segment including rural regional wireless operators and national wireless operators covering cellular and Personal Communications Service companies. The sales approach to build market share is grounded in relationship-based selling to support legacy network structures, incremental network build-outs, and capacity upgrades. Within wireline, teams are organized by segment including Regional Bell Operating Companies (“RBOCs”), Emerging Carriers covering Incumbent Local Exchange Carriers (“ILECs”), long distance carriers (“IXCs”), and competitive local exchange carriers (“CLECs”). The wireline group is a highly fragmented and competitive segment where price is the primary purchasing driver or budgets have been locked up with OEM programs. The sales approach to build market share is grounded in aggressively sourcing products from operators looking to offload their excess and under-utilized equipment assets.

For operators in other countries, we approach the business on a geographic basis, rather than a defined account basis, due to language, cultural, and country specific considerations.

A key feature of our selling effort is the relationships we build at various levels in our customer’s organizations. This structure allows us to establish multiple contacts with each customer across their management, engineering, and purchasing operations. An account team is comprised of equipment sales, services sales, logistic, and customer service responsibilities. This level of integration enables us to respond more rapidly to customer requirements and provides consistent high quality service, which builds long-term relationships with our customers. Sales teams are further supported by supply and product line managers responsible for sourcing and buying equipment and monitoring the product categories to identify emerging trends that might impact our customers.

Each team member has access to, and is supported by, our proprietary global database, COMPASS. This real time proprietary information system allows each team to:

•	respond to customer requirements by accessing our database of excess re-used equipment located at operators, manufacturers, distributors, and other third parties worldwide, as well as by accessing our select inventory;

•	identify cross-selling opportunities for equipment and services;

•	access relevant detailed purchase and sale information;

•	access technical and system configuration information;

•	trace and track all customer and vendor order activity; and

•	project and anticipate customer network deployment requirements and sales opportunities.

Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the procurement of products without having received advance purchase commitments from customers. However, we have established rigorous checks and balances to ensure appropriate inventory management and controls are in place. Although an element of our strategy seeks to establish strategic contractual relationships with operators, we anticipate that operating results for any given period will continue to be dependent, to a significant extent, on purchase orders. These purchase orders often can be modified, delayed or canceled by our customers without penalty. We recognize revenue, net of estimated provision for sales returns and warranty obligations, when we ship equipment to our customers, provided that there are no significant post-delivery obligations. Additionally, as telecommunications equipment supplier competition increases, we may need to lower our selling prices or pay more for the equipment we procure. We may also procure product where market demand may subsequently decline before the inventory is depleted, thereby resulting in a lower return. Consequently, our gross margin may decrease over time.

As we attempt to expand our sales, marketing, and procurement efforts into international markets, we face a number of challenges, including:

•	recruiting skilled sales, procurement, and technical support personnel;

•	creation of new supply and customer relationships;

•	difficulties and costs of managing and staffing international operations

Any of these factors could potentially harm our future international operations.

Our marketing efforts are focused on building and differentiating our brand. Activities to support this strategy include public relations, the Internet, industry trade shows, professional sales presentations and brochures, and customer events. We believe the size and scope of our operations in our highly fragmented industry gives us both a unique advantage and opportunity to further build and enhance our brand recognition.

Customers

We sell to every major segment of the telecommunications sector. In North America, we sell equipment to ILECs, RBOCs, IXCs, and to wireless operators including cellular, PCS, paging and SMRs, and CLECs. Outside of North America, we work primarily with large wireless operators in Latin America, EMEA, and Asia Pacific. We have over 1,000 customers worldwide with the majority located in the United States. In 2003, no customer accounted for more than 10% of our net revenue. In 2002 and 2001, Verizon Communications accounted for 13.4% and 16.1%, respectively, of our net revenue, with no other customer accounting for more than 10% of our net revenue. Sales to customers outside of the United States accounted for 22.0% of our net revenue in 2003, 14.9% of our net revenue in 2002, and 9.7% of our net revenue in 2001. Customers from whom we recognized at least $5.0 million in net revenue in 2003 include leading operators such as AT&T Wireless, Verizon Communications, Cingular, Lucent Technologies, Triton PCS, and Centennial Wireless.

Competition

The market for our equipment and services offerings is highly competitive. Constrained capital budgets, limited telecommunications infrastructure equipment on the market, and continued pressures to improve balance sheet metrics among operators and manufacturers will continue to drive competition in our industry for the foreseeable future. Increased competition may result in price reductions, lower gross margins, and loss of our market share in the future.

As we expand our services strategy, we are likely to face a new set of competitors. Many of these competitors are smaller with a strong local base or technology specialty and a lower fixed cost structure which may impede our ability to profitably compete. These factors could give these competitors a substantial competitive advantage.

Increased competition in the secondary equipment market from telecommunications distributors and other secondary market dealers for re-used telecommunications equipment could also heighten demand for the limited supply of re-used equipment. This is more evident in the wireline telecommunications market segment. This could lead to increased equipment costs and a reduction in the availability of this equipment. Any increase in these prices could impact our ability to maintain our gross margins. Any reduction in the availability of this equipment could prevent us from meeting customer demand.

Also, on the new equipment front, it has become common for manufacturers to aggressively discount current generation products or extend terms to reduce inventories or meet quarterly financial expectations. This can dramatically lower prices for new equipment, which, in turn, puts downward pricing pressure on re-used equipment. Additionally, small and mid-size manufacturers may be more aggressive in taking over the sales and service of larger telecommunications operators that had been previously managed by us in order to improve specific account financial performance. Many of these competitors have longer operating histories, significantly greater resources and name recognition. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:

•	ability to devote greater resources to the development, promotion, and sale of their equipment and related services;

•	ability to adopt more aggressive pricing policies than we can;

•	ability to expand existing customer relationships and more effectively develop new customer relationships than we can, including securing long term purchase agreements;

•	ability to leverage their customer relationships through volume purchasing contracts and other means intended to discourage customers from purchasing products from us;

•	ability to more rapidly adopt new or emerging technologies and increase the array of products offered to better respond to changes in customer requirements;

•	greater focus and expertise on specific manufacturers or product lines; and

•	ability to form new alliances or business combinations to rapidly acquire significant market share.

There can be no assurance that we will have the resources to compete successfully in the future or that competitive pressures will not harm our business.

Employees

As of December 31, 2003, we had 248 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees are represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Demand for qualified personnel in the telecommunications equipment industry and our primary geographic locations is competitive. We may not be successful in attracting, integrating, retaining, and motivating a sufficient number of qualified employees to conduct our business in the future.

Where You Can Find More Information

Our principal executive offices are located at 5383 Hollister Avenue, Santa Barbara, California 93111, and our telephone number at this address is (805) 681-3322. You may request a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, at no cost, by writing or telephoning us at our address above (Attention: Investor Relations). Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov. Our Internet address is http://www.somera.com. The information on our web site is not incorporated by reference into this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company’s current executive officers as of February 27, 2004.

Name	Age	Position
C. Stephen Cordial	52	Acting President and Chief Executive Officer; Chief Financial Officer
Glenn O’Brien	44	Vice President, Sales and Marketing, the Americas
Ron Patterson	59	Managing Director and Vice President, Europe, Middle East, and Africa and Asia Pacific
Jeremy D. Rossen	33	Vice President, General Counsel and Secretary

C. Stephen Cordial assumed the position as Acting President and Chief Executive Officer in addition to his role as Chief Financial Officer in October 2003 and has served as Vice President, Chief Financial Officer since joining Somera Communications in August 2002. Prior to joining Somera, Mr. Cordial served as Chief Financial Officer at Nexsi Systems Corporation, a provider of broadband network infrastructure solutions, from January 2001 to April 2002. Before that, he was Chief Financial Officer at iReady Corp from November 1999 to December 2000. At En Pointe Technologies, he served as Chief Financial Officer from April 1998 to May 1999. At Xylan (which was acquired by Alcatel), Mr. Cordial serviced as Vice President of Finance and Chief Financial Officer from September 1995 to April 1998. Mr. Cordial has also held executive positions with other technology industry leaders including PMC-Sierra and Texas Instruments. Mr. Cordial holds a bachelors degree from Stanford University, and a MBA from the University of Santa Clara.

Glenn O’Brien has served as our Vice President, Sales and Marketing, the Americas since October 2003, and served as the Vice President - Core Sales from June 2003 until October 2003. Before joining Somera, Mr. O’Brien worked for 18 years at Tellabs Operations, Inc., a global telecommunications network equipment provider from 1984 to September 2002. He held numerous positions including Vice President of Marketing Management from January 2002 until September 2002, Vice President North American Sales January 2001 until December 2001, and Director of Global Broadband Access from July 1998 until December 2000. Mr. O’Brien also received start-up company experience with LICOM, another network equipment provider in 1988. Mr. O’Brien holds a bachelors degree from the University of California at Santa Barbara and has completed graduate course work at Pepperdine University and executive education at Columbia University.

Ron Patterson has served as the Managing Director and Vice President, Europe, Middle East, and Africa and Asia Pacific since October 2002. Prior to joining Somera, Mr. Patterson held a number of senior management positions with Nortel Networks in Europe over a period of 24 years. He held numerous positions there including Senior Vice President responsible for all operations throughout Europe, the Middle East, and Africa and Senior Vice President of Sales. He was also a Director of the Nortel Networks UK Pension Trust for 10 years prior to his leaving Nortel. Mr. Patterson was a senior engineer and manager with The Plessey Company in the UK from February 1967 to July 1978. He started his career in British Telecom and was trained as an engineer holding qualifications in Higher National Certificate in Telecommunications.

Jeremy D. Rossen assumed the position as Vice President, General Counsel and Secretary in December 2003. Prior to that, Mr. Rossen served as Director, Corporate Development upon joining Somera in September 2000. Before joining Somera, Mr. Rossen was Senior Corporate Counsel for RealNames Corporation, an Internet company, from September 1999 to September 2000. From August 1996 to September 1999, Mr. Rossen served as a corporate and securities associate at Wilson Sonsini Goodrich and Rosati, a law firm specializing in serving the technology and growth business sector. Mr. Rossen holds a bachelors degree and a JD from the University of Pennsylvania.

ITEM 2. PROPERTIES

Our principal executive and corporate offices, located in Santa Barbara, California, occupy approximately 32,000 square feet under several lease agreements that expire from February 2004 to May 2006. Additionally, we occupy three (Stanhope, New Jersey, Chicago, Illinois, Lake Forest, California) office sites in the United States under lease agreements, totaling approximately 15,000 square feet.

At December 31, 2003, we operated one distribution facility in the United States, occupying approximately 259,000 square feet near Dallas, Texas, under a lease agreement that expires in March 2010. In July 2003, we consolidated our smaller distribution and repair facilities into the larger facility near Dallas, Texas. During 2003, we were successful in exiting one of our smaller distribution centers and our repair facility. At December 31, 2003, we have one vacant distribution center in Atlanta, Georgia totaling approximately 45,000 square feet. The lease expires in 2006 and the remaining lease payments are accrued from charges taken in the fourth quarter of 2002.

We lease additional properties outside the United States. Our European headquarters and distribution center, located in Amsterdam, The Netherlands, occupies approximately 14,000 square feet under a lease agreement that expires in October 2005. We have six other sales offices in the United Kingdom, Russia, Spain, Sweden, Brazil, and Hong Kong. We believe that our facilities are adequate for our current operations and that additional space can be obtained as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the NASDAQ National Market under the symbol “SMRA” since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 2003
First quarter	$2.80	$0.95
Second quarter	$1.92	$0.81
Third quarter	$2.30	$1.51
Fourth quarter	$2.05	$1.42
Year Ended December 31, 2002
First quarter	$8.70	$7.00
Second quarter	$8.56	$5.58
Third quarter	$7.29	$2.01
Fourth quarter	$3.26	$1.74

On February 19, 2004, the last reported sale price for our common stock on the Nasdaq National Market was $2.64 per share. As of February 19, 2004, there were approximately 145 holders of record. Because many of such shares are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

While we do not plan to pay dividends, any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant. We currently plan to retain cash from earnings for use in the operation of our business and to fund future growth.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share/unit data)
Statements of Operations:
Revenues:
Equipment Revenue	$119,729	$181,616	$214,099	$211,192	$126,861
Service Revenue	16,838	17,584	7,157	—	—

Total Revenues (1)	136,567	199,200	221,256	211,192	126,861

Cost of Revenues:
Equipment cost of revenue	88,458	134,726	143,021	134,618	82,761
Service cost of revenue	13,298	10,864	5,457	—	—

Total cost of revenues (1)	101,756	145,590	148,478	134,618	82,761

Gross profit	34,811	53,610	72,778	76,574	44,100

Operating expenses:
Sales and marketing (6)	28,164	31,289	24,902	20,312	10,320
General and administrative (6)	26,997	26,979	22,049	16,108	8,756
Amortization of intangible assets (3)	751	689	1,484	302	—
Goodwill impairment (4)	24,825	—	—	—	—
Asset impairment	522	1,593	—	—	—
Restructuring charges (5)	—	2,759	352	—	—

Total operating expenses	81,259	63,309	48,787	36,722	19,076

Income (loss) from operations	(46,448)	(9,699)	23,991	39,852	25,024
Other income (expense), net	604	1,037	1,724	2,376	(2,193)

Income (loss) before income taxes	(45,844)	(8,662)	25,715	42,228	22,831
Income tax provision (benefit)	12,666	(3,508)	10,929	17,737	(17,403)

Net income (loss)	$(58,510)	$(5,154)	$14,786	$24,491	$40,234

Net income (loss) per share/unit—basic (2)	(1.19)	$(0.11)	$0.31	$0.51	$1.02

Weighted average shares/units—basic	49,126	48,645	48,260	47,928	39,408

Net income (loss) per share/unit—diluted (2)	(1.19)	$(0.11)	$0.30	$0.51	$1.02

Weighted average shares/units—diluted	49,126	48,645	48,625	48,329	39,484

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$62,334	$77,332	$90,476	$78,513	$67,888
Cash and cash equivalents	41,842	50,431	54,522	33,266	54,492
Short-term investments	5,000	—	—	—	—
Total assets	98,842	165,090	178,076	143,572	115,751
Total liabilities	28,705	36,990	46,060	29,075	28,965
Stockholders’ equity	70,137	128,100	132,016	114,497	86,786

(1)	During 2000, we adopted new guidance for the accounting for shipping and handling revenues and expenses, and accordingly have reclassified the prior period balances to conform with our current policy for the years ended December 31, 2000, and 1999. See also Note 2 of Notes to the Consolidated Financial Statements.
(2)	See Note 2 of Notes to the Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share/unit—basic and diluted.
(3)	The acquisition of MSI Communications, Inc. in October 2000 and Asurent Technologies in October 2001 includes amortization totaling $302,000 in 2000 and $1.4 million in 2001 related to goodwill and acquired workforce. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” guidelines, for years subsequent to December 31, 2001, the carrying values must be assessed for impairment and no amortization is recorded. See Note 5 of notes to consolidated financial statements.
(4)	See Note 5 to the Consolidated Financial Statements
(5)	See Note 11 to the Consolidated Financial Statements
(6)	We reclassified $1.0 million between Sales and Marketing and General and Administrative expenses to ensure consistency of reporting between periods. There was no net impact to operating expense or net income.

Our fiscal years are on a 52 and 53 week basis. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the month. Our fiscal years 2003, 2002, 2001, 2000, and 1999 ended on December 28, 2003, December 29, 2002, December 30, 2001, December 31, 2000, and January 2, 1999, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of factors, including those discussed previously, under “Risk Factors” or in other parts of this Annual Report on Form 10-K.

Corporate History

Somera Communications, Inc. was formed in August 1999 and is incorporated under the laws of the State of Delaware. In November 1999, we raised approximately $107 million in net proceeds from our initial public offering. Since that time, our common stock has traded on the Nasdaq National market under the symbol SMRA.

Business Combinations.

In October 2000, we acquired MSI Communications Inc. (“MSI”). This acquisition has enabled us to strengthen our product offering in data networking equipment and services, increase our national presence, and provide key personnel. This transaction was accounted for as a purchase. We paid $10.6 million in cash, including acquisition costs, and issued 693,391 shares of our common stock.

In October 2001, we completed the acquisition of the equipment repair business of Asurent Technologies, Inc. (“Asurent”) for $6.3 million in cash, including acquisition costs. The acquisition of Asurent provides us with enhanced equipment repair capabilities, key personnel, and additional customer and supplier relationships.

In October 2002, we acquired Compass Telecom, LLC (“Compass Telecom”) to strengthen our services offerings, provide key personnel, and contribute additional customer relationships. Through this acquisition, Somera developed or strengthened services offerings in the areas of equipment deployment services for installation, de-installation and microwave deployment, as well as site development, network development, and e911 services. We paid $9.5 million in cash, including acquisition costs and another $2.9 million in 2003 as a result of earn out obligations. In addition, under the terms of the acquisition agreement, we were obligated to pay up to $7.1 million in cash over the next three years as a result of a contingent earn out that was based on achieving future performance targets.

In November 2003, we entered into an asset purchase agreement with two of the former owners of Compass Telecom, where we agreed to sell back to these former owners those service products that did not support or complement our equipment business, including site development, network development, and e911 services. In consideration of the transfer of assets, we received $745,000 on February 19, 2004 for certain expenses incurred by Somera on behalf of Compass and are due to receive 2% of gross revenues of the newly formed entity through 2006. Under the terms of the agreement, the former owners of Compass have relinquished their rights to receive all remaining earn-out payments referred to above under their prior agreement with Somera.

The financial results of these acquisitions have been included in our consolidated financial statements from the dates of acquisition. For further details about these acquisitions, see Note 3 of Notes to the Consolidated Financial Statements.

Results of Operations

2003 Compared to 2002

Equipment Revenue. Substantially all of our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provision for returns. Equipment revenue decreased 34.1% to $119.7 million in 2003 from $181.6 million in 2002. The decrease in equipment revenue was primarily driven by a 50.1% decrease in new equipment sales, in conjunction with a 26.6% decrease in re-used equipment sales. Equipment revenue from customers in the United States decreased 40.1% to $89.7 million from $151.9 million, primarily due to reduced new equipment sales. Currently, all revenue from customers outside of the United States consists of equipment sales. Net revenue from customers outside of the United States increased 1.2% to $30.0 million in 2003 from $29.7 million in 2002 due to the expansion of our international operations, primarily in Europe. Our expansion in Europe was partially offset by decreases in our AsiaPacific and Latin America regions. We continue to focus on international growth, particularly in Europe.

Equipment revenue attributable to new equipment sales decreased to $28.8 million in 2003 from $57.8 million in 2002. The decrease in new equipment net revenue was impacted significantly by OEM actions in 2003 to aggressively discount their current generation products and/or extend their terms to customers, to reduce their inventories and to meet their quarterly financial sales expectations. The result of these actions was to make it more feasible for operators, our customers, to purchase new equipment directly from the OEM, rather than purchasing from us. Additionally, another factor which has caused the decline in new equipment revenues is the impact of our microwave equipment, which is our largest new equipment product category. The equipment we sell in this category is reaching the end of its lifecycle. Finally, as a result of the financial distress in the telecommunications industry, customer purchasing behavior has changed, which has reduced customers’ demand for new equipment, thus contributing to the decline in new equipment sales in 2003.

Equipment revenue attributable to re-used equipment sales decreased 26.7% to $90.9 million in 2003 from $123.9 million in 2002. The decrease in equipment revenue attributable to re-used equipment sales was primarily due to two events. The primary reason for the decline was OEMs aggressively discounted current generation products to reduce inventories to meet quarterly expectations, which, in turn, put downward pricing pressure on re-used equipment. Further, OEMs engaged in aggressive programs to counter the secondary market through right to use licenses and enforcement of existing volume purchase agreements with telecommunications operators. In addition, our sourcing activity throughout 2003 was less aggressive than in previous years. As we re-organized purchasing responsibilities and guidelines to reflect market conditions, there was a period where we were conservative and did not source enough product to fulfill demand. We have undertaken actions to rebuild and re-organize supply and believe our purchasing behavior is now consistent with previous years.

Service Revenue. Service revenue for the year ended December 31, 2003 was primarily derived from deployment (i.e., installation/de-installation, microwave support) and maintenance (i.e. repair) contracts. Service revenue decreased 4.3% to $16.8 million in 2003 from $17.6 million in 2002. Service revenues declined primarily due to customers’ postponement of network build-outs due to their budget constraints.

Equipment Cost of Revenue. Substantially all of our equipment cost of revenue consists of the costs of equipment we purchase from third party sources, related in-bound and out-bound freight costs, and associated external handling costs. Equipment cost of revenue decreased 34.4% to $88.5 million in 2003 from $134.7 million in 2002. The decrease in equipment cost of revenue during this period is primarily attributable to decreases in our equipment volumes with respect to new equipment sales. Equipment cost of revenue attributable to new equipment sales decreased 50.0% to $25.7 million in 2003 from $51.3 million in 2002. Equipment cost of revenue attributable to re-used equipment sales decreased 24.8% to $62.8 million in 2003 from $83.5 million in 2002. The decrease in re-used equipment cost of revenue is proportionate to the decline in re-used equipment net revenue.

Service Cost of Revenue. Service cost of revenue primarily consists of time and materials of our project managers and invoices for services outsourced to third-party entities. Service cost of revenue increased to $13.3 million in 2003 from $10.9 million in 2002. The increase in service cost of revenue is primarily attributable to increased costs of providing services due to our acquisition of Compass Telecom. Prior to the Compass Telecom acquisition, virtually all of our services were outsourced to third party vendors and the cost of services was primarily third-party vendor costs. With the acquisition of Compass Telecom, our service product offering increased and many contracts were completed with internal resources or with a combination of internal resources and outside vendors. These additional service offerings in conjunction with repair revenues, of which most are outsourced at low margins, was the primary reason for the increase in service cost of revenues.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue remained fairly consistent year over year at 26.2% in 2003 compared to 25.8% in 2002. Although we experienced a decrease in re-used equipment margins, the decrease was offset by a change in the mix of new and re-used equipment as our sales of new equipment, which have lower margins, decreased significantly year over year. Gross margin attributable to new equipment sales remained fairly consistent year over year at 11.0% in 2003 compared to 11.2% in 2002. Gross margin attributable to re-used equipment sales decreased to 31.0% in 2003 from 32.6% in 2002. The decrease in gross margin attributable to re-used equipment sales was due primarily to insufficient inventory management controls. We believe that effective and appropriate inventory management controls have been put in place to ensure ongoing proper inventory management.

Service Gross Profit. Gross profit as a percentage of service revenue decreased to 21.0% in 2003 compared to 38.2% in 2002. The decrease in gross profit on service revenue was primarily attributable to the decrease in service revenue and a shift in the mix between higher margin service products, such as various deployment services to lower margin service products, such as repair specific maintenance services.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses decreased $3.1 million to $28.2 million or 20.7% of net revenue in 2003 compared to $31.3 million or 15.7% of net revenue in 2002. The primary decrease in sales and marketing is due to commissions, which decreased approximately $3 million due to a decrease in gross margin. In addition, salaries expense decreased $1.1 million from 2002 due to a decline in sales headcount of 85 during 2003. This decrease was offset by severance expense of approximately $868,000.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs including distribution and technical operations. General and administrative expenses remained constant year over year at $27.0 million, or 19.8% of net revenue, in 2003 compared to 2002 which was $27.0 million, or 13.5% of net revenue. The slight increase in general and administrative expenses from 2002 to 2003 included a decrease of $1.3 million in salary expense due to reduced general and administrative headcount of 21 during 2003, and depreciation expense, which decreased $1.0 million. These decreases in general and administrative expenses were offset by increases in consulting expense of $1.3 million due to Sarbanes-Oxley compliance and a tax consulting project, increases in health and workers’ compensation insurance of $605,000, and increases in accounting expenses of $345,000.

Restructuring Charges and Asset Impairment. During the second quarter of 2003, we completed our annual impairment review of goodwill as required under SFAS No. 142, “Goodwill and Other Intangible Assets”. This analysis considered the estimated fair value of our three reporting units (New Equipment, Re-used Equipment, and Services) based on market capitalization, as implied by the value of our common stock and estimated discounted future cash flows. We determined that the carrying values of two reporting units (Services and Re-used Equipment) exceeded their respective fair values. Accordingly, we compared the implied fair value of the reporting unit goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million.

During the second quarter of 2003, we also completed an impairment review of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, we determined that certain intangible assets could not be recovered from their undiscounted cash flows. Accordingly, in the second quarter we recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values.

In the fourth quarter of 2002, we announced and began implementation of our operational restructuring plan to reduce operating costs and streamline our operating facilities. Continuing lease obligations primarily relate to closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2003, we remain obligated under lease obligations of $551,000 associated with our December 2002 operational restructuring. The lease obligations expire in 2006. Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At December 31, 2003, the accrued liability associated with the restructuring charge was $551,000 and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments	Balance at December 31, 2003
Lease obligations, net of estimated sublease income	$995	$(444)	$551
Termination benefits	1,609	(1,609)	—

Total	$2,604	$(2,053)	$551

Amortization of Intangible Assets. Intangible assets consist of customer contracts, non-compete covenants and goodwill related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets increased to $751,000 in 2003 from $689,000 in 2002. The increase in amortization of intangible assets relates to customer contracts and non-compete covenants acquired in October 2002 with the Compass acquisition and which resulted in a full year of amortization in 2003. The increase was offset by amortization related to the Asurent acquisition in 2002, which we amortized in 2002 and through March 2003.

Other Income, Net. Other income, net, consists of investment earnings on cash and cash equivalent balances, realized gains/losses on disposals of assets and realized foreign currency gains/losses. Other income, net, decreased to $604,000 in 2003 from $1.0 million in 2002. The decrease in other income was primarily due to a loss on disposal of assets. In conjunction with the asset purchase agreement entered into with the former owners of Compass Telecom, we transferred certain assets at zero cost to the owners and accordingly recorded a loss on disposal of $278,000. In addition, we saw a slight decrease in interest income during the year due to a lower cash balance in effect during 2003. We had no long-term debt outstanding as of December 31, 2003.

Income Tax (Benefit) Provision. In 2003, we had an income tax provision of $12.7 million, with an effective tax rate of 27.7%. Our provision for taxes included a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against our net deferred tax assets. Under Generally Accepted Accounting Principals, we must establish valuation allowances against our deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported in 2002 and 2003 represented significant negative evidence which required a full valuation allowance to be recorded.

2002 Compared to 2001

Equipment Revenue. Equipment revenue decreased 15.2% to $181.6 million in 2002 from $214.1 million in 2001. The decrease in equipment revenue was primarily driven by a 35.0% decrease in new equipment sales as well as a 1.0% decrease in re-used equipment sales. Equipment revenues from customers in the United States decreased 21.1% to $151.9 million from $192.7 million, primarily due to reduced new equipment sales. Equipment revenues from customers outside of the United States increased 39% to $29.7 million in 2002 from $21.4 million in 2001 due to the expansion of our international operations, primarily in Europe, Asia and Latin America and our increased focus on international sales.

Equipment revenue attributable to new equipment sales decreased to $57.8 million in 2002 from $88.9 million in 2001. The decrease in equipment revenue attributable to new equipment sales was due primarily to the financial distress of the telecommunications industry, which had reduced customers’ demand for new equipment. Equipment revenue attributable to re-used equipment was fairly consistent year over year. Re-used equipment sales decreased 1.0% to $123.9 million in 2002 from $125.2 million in 2001.

Service Revenue. Service revenue for the year ended December 31, 2002 was primarily derived from redeployment (i.e., installation/de-installation) and maintenance (i.e. repair) contracts. Service revenue increased 145% to $17.6 million in 2002 from $7.2 million in 2001. The increase in revenues from 2001 to 2002 was primarily due to the acquisition of Asurent where we acquired their repair line of business and added it to our portfolio of services. In addition, our redeployment service revenues increased year over year.

Equipment Cost of Revenue. Substantially all of our equipment cost of revenue consists of the costs of the equipment we purchase from third party sources, related in-bound and out-bound freight costs, and associated external handling costs. Equipment cost of revenue decreased 5.8% to $134.7 million in 2002 from $143.0 million in 2001. The decrease in equipment cost of revenue during this period is primarily attributable to decreases in our equipment revenues of new equipment sales, offset by an $11.9 million increase to our inventory reserve in the fourth quarter 2002. The increase in inventory reserve resulted from continued weakness in the telecommunications industry and changes in our business strategy. Equipment cost of revenue attributable to new equipment sales decreased to $51.3 million in 2002 from $71.7 million in 2001, primarily due to lower volumes of new equipment sales, offset by an increase in the inventory reserve during the fourth quarter of $2.4 million relating to obsolete but new equipment. Equipment cost of revenue attributable to re-used equipment sales increased to $83.5 million in 2002 from $71.4 million in 2001. The increase in cost of net revenue attributable to re-used equipment was due primarily to a $9.5 million increase in inventory reserve in the fourth quarter related to re-used equipment, increased volume of re-used equipment sales and an increase in the cost to acquire re-used equipment.

Service Cost of Revenue. Service cost of revenue primarily consists of time and materials of our project managers and invoices for services outsourced to third-party entities. Service cost of revenue increased 99.1% from $5.5 million in 2001 to $10.9 million in 2002. The increase in service cost of revenue is primarily attributable to the increase in service revenue for both repair and deployment services.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue, or gross margin, decreased to 25.8% in 2002 from 33.2% in 2001. The decrease in gross margin was primarily due to an $11.9 million increase to our inventory reserve we made in fourth quarter 2002. We saw increased pricing pressure on new and re-used equipment due to OEMs’ reduction of their equipment prices during the fourth quarter as a result of the slow-down of the economy in 2001 and 2002. Gross margin attributable to new equipment sales decreased to 11.2% in 2002 from 19.4% in 2001. The decrease in gross margin attributable to new equipment sales was primarily due to a $2.4 million increase in the inventory reserve related to new equipment, which reduced margins. Gross margin attributable to re-used equipment sales decreased to 32.6% in 2002 from 43.0% in 2001. The decrease in gross margin attributable to re-used equipment sales was due primarily to an increase in the inventory reserve of $9.5 million during the fourth quarter related to re-used equipment and increased price pressure on re-used equipment.

Service Gross Profit. Gross profit as a percentage of service revenue increased to 38.2% in 2002 compared to 23.8% in 2001. The increase in gross profit on service revenue was primarily attributable to increased service revenue related to higher margin service products, such as deployment services.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising, promotions and our e-commerce initiative. Our e-commerce initiative was terminated during the fourth quarter of 2002. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses increased to $31.3 million, or 15.7% of net revenue, in 2002 from $24.9 million, or 11.3% of net revenue, in 2001. This increase was primarily due to an increase of $5.1 million in salaries and wages associated with the hiring of additional sales and procurement personnel, an increase of $1.2 million in travel related costs associated with our intensified sales efforts, and an increase of $804,000 in marketing primarily associated with a market study on the re-used telecommunications space, partially offset by a decrease of $948,000 in lower absolute commissions corresponding to lower gross profit on which commissions are based. The absolute dollar increase in salaries and wages and decrease in commissions were also due to a change in compensation structure for our senior sales personnel, wherein base salaries were increased and commission rates were reduced as well as severance packages paid to employees who were terminated as part of a reduction in workforce we completed in the third quarter of 2002.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs including the distribution center and technical operations. General and administrative expenses increased to $27.0 million, or 13.5% of net revenue, in 2002 from $22.0 million, or 10.0% of net revenue, in 2001. This increase was due primarily to an increase of $742,000 in relocation costs, an increase of $253,000 associated with facilities costs and an increase of $1.2 million in depreciation.

Restructuring and Asset Impairment Charges. In the fourth quarter of 2002, we announced and began implementation of our operational restructuring plan to reduce operating costs and streamline our operating facilities. This initiative involved the reduction of employee staff by 29 positions throughout the Company in managerial, professional, clerical and operational roles and consolidation of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities to one centralized location near Dallas.

For the year ended December 31, 2002, the charges associated with the restructuring were as follows (in thousands):

Total Charge
Restructuring Charge
Continuing lease obligations	$995
Termination benefits	1,764

Total Restructuring Charge	2,759
Asset Impairments	1,593

Total Charge	$4,352

Continuing lease obligations primarily relate to closure of the Oxnard, Norcross, and Euless facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-lease rentals. At December 31, 2002, we remain obligated under lease obligations of $1.5 million associated with its December 2002 operational restructuring, offset by estimates of future sub-lease rentals of $575,000. The lease obligations expire in 2006.

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

At December 31, 2002, the accrued liability associated with the restructuring charge was $2.6 million and consisted of the following (in thousands):

	Restructuring Charge	Payments	Balance at December 31, 2002
Lease obligations, net of estimated sublease income	$995	$—	$995
Termination benefits	1,764	(155)	1,609

Total	$2,759	$(155)	$2,604

As of December 31, 2002, 20 employees had been terminated, and actual termination benefits paid were $155,000. Asset impairments primarily relate to e-commerce software we invested in, in anticipation of on-line sales. The online market did not materialize and in the fourth quarter of 2002, we eliminated the department and wrote-off the assets.

Restructuring charges in 2001 relate to a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The total charges associated with the reorganization were $352,000 and represented accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all which were paid in 2001.

Amortization of Intangible Assets. Intangible assets consist of customer contracts, non-compete covenants and goodwill related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets decreased to $689,000 in 2002 from $1.5 million in 2001. The decline in amortization of intangible assets relates to our adoption of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires that workforce intangibles be subsumed into goodwill and that goodwill no longer be amortized. This resulted in a $1.4 million decrease in amortization in 2002. This is partially offset by additional intangible asset amortization of $182,000 resulting from the Compass acquisition completed in October 2002.

Other Income, Net, Other income, net, consists of investment earnings on cash and cash equivalent balances, realized gains/losses on disposals of assets and realized foreign currency gains/losses. Other income, net decreased to $1.0 million in 2002 from $1.7 million in 2001. The decrease in interest income was primarily due to lower interest rates in effect during 2002 and a declining cash balance from January 2002 to December 2002. We had no long-term debt outstanding as of December 31, 2002.

Income Tax Provision / (Benefit). In 2002 we had an income tax benefit of $3.5 million, with an effective tax rate of 40.5%. In 2001, we had a tax provision of $10.9 million with an effective tax rate of 42.5%. Our tax rate decrease is due primarily to goodwill no longer being amortized as a result of SFAS No. 141 “Business Combinations” and SFAS No.142 “Goodwill and Other Intangible Assets” and tax efficiencies gained as an indirect consequence of internally restructuring domestic business operations.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $41.8 million at December 31, 2003 and $50.4 million at December 31, 2002. At December 31, 2003, we also had $5.0 million of short term investments which consisted of a certificate of deposit.

We finance our operations primarily through cash flows from operations. Net cash generated by operating activities in 2003 was $553,000. The primary use of operating cash was the reported net loss of $58.5 million, which was offset by non-cash charges of $25.3 million related to impairment of goodwill and $24.8 million related to the write-off of our deferred tax assets. Other non-cash charges, which offset our operating net loss, were an $8.6 million provision for excess and obsolete inventories and depreciation and amortization charges of $4.5 million. Significant sources of operating cash flows included a decrease in accounts receivable of $3.9 million and a decrease in inventory of $3.4 million. Increases in our operating activities were offset by a $5.4 million decrease in accounts payable, $4.3 million decrease in deferred revenue and a $4.1 million increase in income tax receivable.

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

In the fourth quarter, we experienced a significant decline in market demand over the previous quarter and continued to see increased pricing pressures. Increases in our operating activities were offset by a $10.6 million decrease in accounts payable, $9.1 million increase in inventories and a $4.5 million decrease in income taxes payable.

Net cash provided by operating activities in 2001 was $32.3 million. The primary increases in operating activities comprised of net income of $14.8 million, depreciation and amortization of $5.0 million, a $3.0 million increase in inventory reserve, an increase in accounts payable of $4.6 million, an increase in deferred revenue of $4.6 million and an increase in income taxes payable of $5.2 million. The increases in operating activities were partially offset by decreases in accounts receivable of $4.7 million and inventories of $2.4 million.

Net cash used in investing activities in 2003 comprised primarily of the purchase of a short-term certificate of deposit of $5.0 million, acquisition of property and equipment of $2.8 million and an earn-out payment of $2.9 million related to the Compass acquisition. Net cash used in investing activities in 2002 were comprised primarily of our acquisition of Compass for $9.5 million in cash including acquisition costs, acquisition of property and equipment of $4.3 million and a loan to an officer for $2.0 million. Net cash used in investing activities for 2001 were comprised primarily of our acquisition of Asurent for $6.3 million in cash including acquisition costs, and acquisition of property and equipment of $4.7 million.

Cash flows from financing activities for the years ended December 31, 2003, 2002 and 2001, included proceeds from employee stock purchases of $320,000, $586,000 and $580,000, respectively.

At December 31, 2003, we had $41.8 million in cash and cash equivalents. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2003.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to four years with future minimum lease payments as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Gross restructuring related leases (see note 11)	$263	$266	$22	$—	$—	$—
Operating Leases	1,758	1,732	1,294	1,076	985	1,323

Total commitments	$2,021	$1,998	$1,316	$1,076	$985	$1,323

We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Results of Operations

The following table sets forth the results of operations for 2003, 2002, and 2001.

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)
Statements of Operations Data:
Revenues:
Equipment revenue	$119,729	$181,616	$214,099
Service revenue	16,838	17,584	7,157

Total revenues	136,567	199,200	221,256

Cost of revenues:
Equipment cost of revenue	88,458	134,726	143,021
Service cost of revenue	13,298	10,864	5,457

Total cost of revenues	101,756	145,590	148,478

Gross Profit	34,811	53,610	72,778
Operating expenses:
Sales and marketing	28,164	31,289	24,902
General and administrative	26,997	26,979	22,049
Goodwill impairment	24,825	—	—
Asset impairment	522	1,593	—
Amortization of intangible assets	751	689	1,484
Restructuring charges, net	—	2,759	352

Total operating expenses	81,259	63,309	48,787

Income (loss) from operations	(46,448)	(9,699)	23,991
Other income, net	604	1,037	1,724

Income (loss) before income taxes	(45,844)	(8,662)	25,715
Income tax (benefit) provision	12,666	(3,508)	10,929

Net (loss) income	$(58,510)	$(5,154)	$14,786

As a Percentage of Net Revenue:
Revenues:
Equipment revenue	87.7	91.2	96.8
Service revenue	12.3	8.8	3.2

Total revenues	100%	100%	100%

Cost of revenues:
Equipment cost of revenue	64.8	67.6	64.6
Service cost of revenue	9.7	5.5	2.5

Total cost of revenues	74.5	73.1	67.1

Gross Profit
Operating expenses:	25.5	26.9	32.9
Sales and marketing	20.6	15.7	11.3
General and administrative	19.8	13.5	10.0
Goodwill impairment	18.2	—	—
Asset impairment	0.4	0.8	0.0
Amortization of intangible assets	0.5	0.3	0.7
Restructuring charges, net	—	1.4	0.2

Total operating expenses	59.5	31.7	22.2

Income (loss) from operations	(34.0)	(4.8)	10.7
Other income, net	0.4	0.5	0.8

Income (loss) before income taxes	(33.6)	(4.3)	11.5
Income tax (benefit) provision	9.3	(1.8)	4.9

Net (loss) income	(42.9)	(2.5)	6.6

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, warranty reserves, sales return reserves, valuation allowances, and valuation of goodwill and intangible assets to be critical policies.

Revenue Recognition. Our revenues are derived from the sale of new and re-used telecommunications equipment and equipment related services. With the exception of equipment exchange transactions, whereby equipment from one operator’s network is taken in exchange for other equipment, equipment revenue is recognized upon delivery, provided that at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

We also generate service revenue, either in connection with equipment sales or through service only transactions. Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is reflected as unbilled receivables in the accompanying consolidated balance sheet. Unbilled receivables were $100,000 and $255,000 at December 31, 2003 and 2002, respectively. There were no unbilled receivables for the year ended December 31, 2001. Revenue from services represented approximately 12.3%, 8.8%, and 3.2% of total revenue for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

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

We manage contracts whereby we pay for services rendered by third parties acting as agents for our customers. We pass these expenses through to customers, who reimburse us for the expenses plus a management fee. Revenues related to these types of contracts are from management fees received from customers.

We supply equipment to companies in exchange for new or re-used equipment or to companies from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, and Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $1.1 million, $1.3 million, and $1.4 million for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

Warranty Reserve. We generally accrue for estimated future warranty expenses for equipment sales upon product delivery, and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The equipment warranties generally carry a one-year warranty from the date of shipment.

Accordingly, our estimated warranty expenses are determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor per claim, and in certain instances, estimated property damage. The warranty reserve is expensed to cost of goods sold and is included in other accrued liabilities. Actual claims incurred in the future may differ from original estimates, which may result in material revisions to the warranty reserves. At December 31, 2003, the reserve for warranty obligations was $915,000.

Sales Returns Reserve. As part of our revenue recognition policy, we estimate future product returns and establish reserves against revenue at the time of sale based on our historical return rate. The returns reserve is recorded against revenue and is included in accounts receivable. Actual results could differ from those estimates, which could affect our operating results. At December 31, 2003 the reserve for sales returns was $351,000.

Valuation Allowances. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, we make estimates of doubtful accounts in accounts receivable, slow-moving and obsolete inventory, and realizability of deferred tax assets. These estimates are made based on a consideration of various factors, including historical experience, knowledge of customers and the telecommunications equipment market, and current economic trends. Actual results could differ from those estimates, which could affect our operating results.

At December 31, 2003, the estimate for slow-moving and obsolete inventory was $3.7 million. Our inventory reserve methodology consists of reserving all inventory greater than 360 days. In addition, we review all inventory between 90 and 360 for sales history or activity. Items between 90 and 360 days which do not have sales history or activity in the last six months are reviewed to determine if a partial or full impairment is required. During the year ended December 31, 2003 we recorded an $8.6 million increase to the inventory reserve, resulting from continued weakness in the telecommunications industry and changes in our business strategy, as well as our past purchase of used equipment for which demand did not materialize.

As of December 31, 2003, net inventory was 46% lower than as of December 31, 2002. Reserves were $3.7 million on $17.5 million of gross inventory at December 31, 2003 versus $14.5 million in reserves on $40.0 million in inventory at December 31, 2002. The decrease in inventory was because in January of 2003, we wrote off and scrapped $11.9 million of inventory, all of which was reserved as of December 31, 2002. In addition, during the first two quarters of 2003, the Company consolidated all domestic inventory held in distribution centers located in the states of New Jersey, Georgia and California to a single, centrally located facility in Texas. This consolidation of distribution centers resulted in a $1.5 million provision in inventory reserve due to lost, stolen, and damaged inventory.

At December 31, 2003, the estimate for doubtful accounts was $943,000. We review our accounts receivable detail and specifically identify any customers for which indicators of impairment exist and record a specific doubtful accounts reserve for these balances. Additionally, we estimate a general reserve for bad debts based on historical writeoffs as a percentage of sales.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on management estimates and assumptions. Generally Accepted Accounting Principles requires that we establish a full valuation allowance against our deferred tax assets if we determine that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, we consider both positive and negative evidence to support the recoverability of the deferred tax asset. We determined that our cumulative recurring losses reported in 2003 and 2002 represented significant negative evidence, which indicated the need for a full valuation allowance to be recorded. As such, we took a charge of $24.8 million to write off our deferred tax assets in the fourth quarter of 2003. We will record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses.

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

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we accounted for the acquisition of the assets of Compass Telecom LLC, completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the MSI Communications, Inc. and Asurent Technologies, Inc. acquisitions, which were completed prior to July 1, 2001. We were required to perform a transitional impairment review of our goodwill prior to June 30, 2002 and an impairment review at least annually thereafter.

In June 2003, we completed our annual goodwill and purchased intangibles impairment tests outlined under SFAS No. 142, which required the assessment of goodwill and purchased intangibles for impairment as of June 30, 2003. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS No. 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets for two of our three reporting units were impaired as of June 30, 2003 and a $24.8 million write down to goodwill was taken. Based on the impairment of goodwill, we then performed a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” impairment test on the purchased intangible assets and determined they were impaired as of June 30, 2003. Subsequently, we completed a write down to the purchased intangible assets of $522,000.

The goodwill balances at December 31, 2003 and 2002 were $1.8 million and $26.6 million, respectively.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of the statement did not have a material impact on our results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on our results of operations, financial position or cash flows for the year ended December 31, 2003. We have included the disclosures required by FIN 45 in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the statement did not have a material impact on our results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issue SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial position, cash flows or results of operations.

Risk Factors

Certain Factors That May Affect Future Operating Results

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

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

Our business depends upon our ability to match third party re-used equipment supply with telecommunications operators demand for this equipment and failure to do so could reduce our net revenue.

Our success depends on our continued ability to match the equipment needs of telecommunications operators with the supply of re-used equipment available in the secondary market. We depend upon maintaining business relationships with third parties who can provide us with re-used equipment and information on available re-used equipment. Failure to effectively manage these relationships and match the needs of our customers with available supply of re-used equipment could damage our ability to generate net revenue. In the event operators decrease the rate at which they de-install their networks, or choose not to de-install their networks at all, it would be more difficult for us to locate this equipment, which could negatively impact our net revenue.

A continued downturn in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. In 2002 and continuing through 2003, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

The market for supplying equipment to telecommunications operators is competitive, and if we cannot compete effectively, our net revenue and gross margins might decline.

Competition among companies who supply equipment to telecommunications operators is intense. We currently face competition primarily from three sources: OEMs, distributors and secondary market dealers who sell new and re-used telecommunications infrastructure equipment. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.

Competition is likely to increase as new companies enter this market, as current competitors expand their products and services or as our competitors consolidate. Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of re-used equipment, which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

In fiscal year 2003, 66.6% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 44.9% of our net revenue in 2003, 49.4% of our net revenue in 2002, and 39.7% of our net revenue in 2001. No single customer accounted for at least 10% of our net revenue in 2003. Verizon Communications accounted for 13.4% and 16.1% of our net revenue in 2002 and 2001, respectively. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers. We face a further risk that consolidation among our significant customers, such as the recently announced acquisition proposals made involving AT&T Wireless, could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2003 some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and re-used equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

The market for re-used telecommunications equipment is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

The market for re-used telecommunications equipment is relatively new and evolving, and we are not certain that our potential customers will adopt and deploy re-used telecommunications equipment in their networks. For example, with respect to re-used equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase re-used equipment, our potential customers may not choose to purchase re-used equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks, which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of re-used equipment available for us to purchase, which would limit the development of this market.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our operating results.

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. For example, we recently announced management changes whereby our former president and chief executive officer, Rick Darnaby, left our Company, and our chief financial officer, Steve Cordial, had his role at Somera expanded so that he now serves also as our acting president and chief executive officer while an executive search is ongoing for a new chief executive officer. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

Our failure in any of these areas could harm our business. Moreover, any increased emphasis on software solutions as opposed to equipment solutions could limit the availability of re-used equipment, decrease customer demand for the equipment we sell, or cause the equipment we sell to become obsolete.

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, re-used equipment.

Our sales of re-used equipment depend upon telecommunications operator utilization of existing telecommunications network technology. If the lifecycle of equipment comprising operator networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model would be limited. This limited installed base would reduce the supply of, and demand for, re-used equipment, which could decrease our net revenue.

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

One of our strategies is to develop and expand our relationships with Regional Bell Operating Companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of re-used equipment. We cannot assure you that the implementation of this strategy will be successful. RBOCs may not choose to sell re-used equipment to us or may not elect to purchase this equipment from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell re-used equipment to our customers or prospective customers. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our growth could suffer.

If we do not continue to expand our international operations our growth could suffer.

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Brazil, Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $30.0 million, or 22.0%, of our net revenue in 2003, $29.7 million, or 14.9%, of our net revenue in 2002, and $21.4 million, or 9.7%, of our net revenue in 2001.

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

We rely on the integrity of key software and systems. Specifically we rely on our relationship management database which tracks information on currently or potentially available re-used equipment. This software and these systems may be vulnerable to harmful applications, computer viruses and other forms of corruption and interruption. In the event any form of corruption or interruption affects our software or systems, it could delay or restrict our ability to meet our customers’ needs, which could harm our reputation or business.

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

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. In 2003, our amortization charge for other intangibles was $751,000. In June 2003, we completed our annual goodwill impairment test and determined our goodwill was impaired. As a result, we took an impairment charge related to goodwill and intangible assets of $25.3 million.

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short and long term deferred tax assets.

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

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 39% of our outstanding common stock as of December 31, 2003. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at December 31, 2003. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short term investments do not subject the Company to a material interest rate risk. As of December 31, 2003, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. During 2003, net revenue earned outside the United States accounted for 22.0% of total revenue. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Somera Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somera Communications Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statements schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 23, 2004

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$41,842	$50,431
Short-term investments	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $943 and $692 at December 31, 2003 and December 31, 2002, respectively	19,906	25,065
Inventories	13,804	25,480
Deferred tax asset, current portion	—	7,422
Income tax receivable	6,818	2,680
Other current assets	3,669	3,244

Total current assets	91,039	114,322
Property and equipment, net	5,809	7,064
Deferred tax asset, net of current portion	—	13,891
Other assets	117	1,838
Goodwill	1,760	26,585
Intangible assets, net	117	1,390

Total assets	$98,842	$165,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,520	$19,910
Accrued compensation	3,478	3,105
Other accrued liabilities	9,338	8,292
Deferred revenue	1,369	5,683

Total current liabilities	28,705	36,990
Commitments (Note 6)
Stockholders’ equity:
Common stock: $0.001	49	49
Shares authorized: 200,000
Shares issued and outstanding: 49,262 and 48,904 at December 31, 2003 and 2002 respectively
Additional paid-in capital	73,663	73,145
Unearned stock-based compensation	(98)	(8)
Accumulated other comprehensive gain (loss)	5	(114)
Retained earnings (deficit)	(3,482)	55,028

Total stockholders’ equity	70,137	128,100

Total liabilities and stockholders’ equity	$98,842	$165,090

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2003	2002	2001
Revenues:
Equipment revenue	$119,729	$181,616	$214,099
Service revenue	16,838	17,584	7,157

Total revenues	136,567	199,200	221,256

Cost of revenues:
Equipment cost of revenue	88,458	134,726	143,021
Service cost of revenue	13,298	10,864	5,457

Total cost of revenues	101,756	145,590	148,478

Gross Profit	34,811	53,610	72,778

Operating expenses:
Sales and marketing	28,164	31,289	24,902
General and administrative	26,997	26,979	22,049
Goodwill impairment	24,825	—	—
Asset impairment	522	1,593	—
Amortization of intangible assets	751	689	1,484
Restructuring charges, net	—	2,759	352

Total operating expenses	81,259	63,309	48,787

Income (loss) from operations	(46,448)	(9,699)	23,991
Other income, net	604	1,037	1,724

Income (loss) before income taxes	(45,844)	(8,662)	25,715
Income tax (benefit) provision	12,666	(3,508)	10,929

Net (loss) income	$(58,510)	$(5,154)	$14,786

Net income (loss) per share—basic	$(1.19)	$(0.11)	$0.31

Weighted average shares—basic	49,126	48,645	48,260

Net income (loss) per share—diluted	$(1.19)	$(0.11)	$0.30

Weighted average shares—diluted	49,126	48,645	48,625

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total

	Common Stock
	Number	Value
Balance, December 31, 2000	48,191	$48	$69,272	$(219)	$—	$45,396	$114,497

Issuance of common stock through employee stock purchase plan	118	—	580	—	—	—	580
Issuance of contingent common stock on acquisition of MSI Communications, Inc.	226	1	1,841	—	—	—	1,842
Warrants issued in exchange for services	—	—	236	—	—	—	236
Amortization of unearned stock-based compensation	—	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	(73)	—	(73)
Net income	—	—	—	—	—	14,786	14,786

Balance, December 31, 2001	48,535	$49	$71,929	$(71)	$(73)	$60,182	$132,016

Issuance of common stock through employee stock purchase plan	168	—	586	—	—	—	586
Issuance of contingent common stock on acquisition of MSI Communications, Inc.	179	—	505	—	—	—	505
Issuance of common stock through stock option exercises	22	—	125	—	—	—	125
Amortization of unearned stock-based compensation	—	—	—	63	—	—	63
Gain/(loss) on investments	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(5,154)	(5,154)

Balance, December 31, 2002	48,904	$49	$73,145	$(8)	$(114)	$55,028	$128,100

Issuance of common stock through employee stock purchase plan	298	—	320	—	—	—	320
Warrants issued in exchange for services			51				51
Issuance of common stock through stock option exercises	—	—	—	—	—	—	—
Issuance of common stock in exchange for services	60	—	104	(104)	—	—	—
Compensation expense related to acceleration of stock options	—	—	43	—	—	—	43
Amortization of unearned stock-based compensation	—	—	—	14	—	—	14
Gain/(loss) on investments	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	(58,510)	(58,510)

Balance, December 31, 2003	49,262	$49	$73,663	$(98)	$5	$(3,482)	$70,137

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(58,510)	$(5,154)	$14,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,471	5,363	5,038
Provision for doubtful accounts	1,221	1,876	592
Provision for excess and obsolete inventories	8,583	13,667	2,974
Deferred tax provision (benefit)	24,813	(2,721)	521
Warrants issued in exchange for services	51	—	236
Accelerated vesting of stock options	43	—	—
Non-cash restructuring charge	—	1,593	—
Non-cash goodwill and intangible asset write-down	25,329	—	—
Amortization of stock-based compensation	14	63	148
Forgiveness of loans to officers	267	203	89
Gain on disposal of assets	—	(93)	—
Changes in operating assets and liabilities:
Accounts receivable	3,938	19,477	(4,652)
Inventories	3,433	(9,138)	(2,375)
Income tax receivable	(4,138)	—	—
Other current assets	(298)	(2,181)	(340)
Other assets	221	(129)	45
Accounts payable	(5,390)	(10,582)	4,587
Accrued compensation	373	335	(122)
Deferred revenue	(4,314)	1,133	4,550
Other accrued liabilities	446	1,203	975
Income taxes payable	—	(4,486)	5,219

Net cash provided by operating activities	553	10,429	32,271

Cash flows from investing activities:
Acquisition of property and equipment	(2,811)	(4,333)	(4,706)
Acquisition of business, net of cash acquired	—	(9,529)	(6,336)
Purchase of short-term investments	(5,000)	(4,984)	—
Sale of short-term investments	—	4,984	—
Loans to officers	—	(2,000)	(300)
Repayment of loan to officer	1,129	675	—
Earn-out payment related to Compass acquisition	(2,900)	—	—

Net cash used in investing activities	(9,582)	(15,187)	(11,342)

Cash flows from financing activities:
Payment of capital lease	—	—	(180)
Proceeds from employee stock purchase plan	320	586	580
Proceeds from stock option exercises	—	125	—

Net cash provided by financing activities	320	711	400

Net increase (decrease) in cash and cash equivalents	(8,709)	(4,047)	21,329
Effect of exchange rate changes on cash and cash equivalents	120	(44)	(73)
Cash and cash equivalents, beginning of year	50,431	54,522	33,266

Cash and cash equivalents, end of year	$41,842	$50,431	$54,522

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25	$67	$64

Income taxes paid	$95	$5,111	$4,815

Issuance of common stock in acquisition of business	$—	$505	$1,842

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company:

Somera Communications, Inc. (“the Company”) was formed in August 1999 and is incorporated under the laws of the State of Delaware. In November 1999, the Company raised approximately $107 million in net proceeds from its initial public offering. Since that time, the Company’s common stock has traded on the Nasdaq National market under the symbol SMRA.

Note 2—Summary of Significant Accounting Policies:

Basis of Presentation

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Sunday nearest to December 31. Fiscal years 2003, 2002 and 2001 comprised the 52-week periods ended on December 28, 2003, December 29, 2002, and December 30, 2001, respectively. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Principles of Consolidation

The Company acquired MSI Communications, Inc., in October 2000 and created Somera Sales Inc., a New Jersey based corporation. In November 2000, Somera Communications B.V. was formed and incorporated in the Netherlands. Somera Communications Pte Ltd., incorporated in Singapore, was formed in August 2001. Somera Communications Ltda, incorporated in Brazil, was formed in April 2002. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for doubtful accounts receivable, slow-moving and obsolete inventory, sales returns reserves, warranty reserves, valuation of goodwill and purchased intangibles, restructuring accruals and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are derived from the sale of new and re-used telecommunications equipment and equipment related services. With the exception of equipment exchange transactions, whereby equipment for one operator’s network is taken in exchange for other equipment, equipment revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

The Company also generates service revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor,

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying combined balance sheet. Unbilled receivables were $100,000 and $255,000 at December 31, 2003 and 2002, respectively. There were no unbilled receivables for the year ended December 31, 2001. Revenue from services represented approximately 12.3%, 8.8%, and 3.2% of total revenue for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $1.1 million, $1.3 million and $1.4 million for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments, which potentially expose the Company to a concentration of credit risk, consist principally of cash and cash equivalents, short term investments and accounts receivable. The Company places its temporary cash with three high credit quality financial institutions in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003, no single customer accounted for more than 10% of net revenue and one customer accounted for 22% of accounts receivable at December 31, 2003. For the year ended December 31, 2002, one customer accounted for 13.4% of net revenue and one customer accounted for 23.7% of accounts receivable at December 31, 2002. For the year ended December 31, 2001, one customer accounted for 16.1% of net revenue and two customers accounted for more than 14% of accounts receivable.

One supplier accounted for 11.5% of equipment purchases in the year ended December 31, 2003. One supplier accounted for 14.7% of equipment purchases in the year ended December 31, 2002. One supplier accounted for 11.3% of equipment purchases in the year ended December 31, 2001.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Short Term Investments

The Company considers all instruments with an original or remaining maturity of less than one year to be short term investments. The Company has classified its short-term investments as “available for sale.” These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity. All short-term investments are maintained in a certificate of deposit. To date, unrealized gains or losses have not been material.

Inventories

Inventories, which are comprised of finished goods held for resale, including re-used equipment, are stated at the lower of cost (determined on an average cost basis) or net realizable value. Costs may include refurbishment costs associated with repairing and reconfiguring re-used equipment held for resale. Inventories are stated net of reserves for obsolete and slow moving items.

Property and Equipment

Property and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or remaining lease term on a straight-line basis. Purchased software utilized in designing, installing and operating

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business information and communications systems is capitalized and amortized on a straight-line basis, generally over three years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the property’s useful life are capitalized. Gains and losses on dispositions of property and equipment are included in other income, net.

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

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The Company currently operates as three reporting units comprised of New Equipment, Re-used Equipment, and Services. The excess of the fair value of the reporting units over the amounts allocated to the identifiable assets and liabilities of the reporting unit is the implied fair value of the goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts annual impairment tests every June and whenever events or circumstances may occur that might require the need for more frequent tests. These circumstances include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within the Company, the disposition of a significant portion of the Company, or a significant adverse change in business climate or regulations. Upon completion of the current year’s impairment review, the Company recorded a total impairment charge for goodwill and intangible assets of $24.8 million. See Note 5.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values. See Note 5.

Warranty Reserve

The Company generally accrues for estimated future warranty expenses for equipment sales upon sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The Company offers a standard warranty of one year from date of shipment for all equipment sold. Accordingly, the Company’s estimated warranty expenses are determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor per claim, and in certain instances, estimated property damage. The warranty reserve is expensed to cost of goods sold and is included in other accrued liabilities. Actual claims incurred in the future may differ from original estimates, which may result in material revisions to the warranty reserve.

Sales Returns Reserve

As part of the Company’s revenue recognition policy, the Company estimates future product returns and establish reserves against revenue at the time of sale based on historical return rate. The returns reserve is recorded against revenue and is included in accounts receivable. Actual results could differ from those estimates, which could affect operating results.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and are as follows for the years ended December 31, 2003, 2002, and 2001 (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net (loss) income—as reported	$(58,510)	$(5,154)	$14,786
Add: Stock-based employee compensation expensed in the financial statements, net of related tax effects	57	63	148
Deduct: Stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(3,598)	(12,504)	(12,764)

Net (loss) income—as adjusted	$(62,051)	$(17,595)	$2,170

Net (loss) income per share—basic as reported	$(1.19)	$(0.11)	$0.31
Net (loss) income per share—basic as adjusted	$(1.26)	$(0.36)	$0.04
Net (loss) income per share—diluted as reported	$(1.19)	$(0.11)	$0.30
Net (loss) income per share—diluted as adjusted	$(1.26)	$(0.36)	$0.04

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” using the following assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	3.36%	2.62%	4.15%	1.05%	2.30%	4.22%
Expected life (in years)	5	5	5	0.50	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	81%	95%	92%	59%	79%	79%

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2003	2002	2001
Numerator
Net income (loss)	$(58,510)	$(5,154)	$14,786

Denominator
Weighted average shares—basic	49,126	48,645	48,260
Dilutive effect of options and warrants to purchase shares and escrow shares	—	—	365

Weighted average shares—diluted	49,126	48,645	48,625

Net (loss) income per share—basic	(1.19)	$(0.11)	$0.31

Net (loss) income per share—diluted	(1.19)	$(0.11)	$0.30

For the year ended December 31, 2001, 404,478 and 127,581 shares of common stock were excluded from the basic and fully diluted calculations of net income, respectively. These shares are considered contingent as they were issued in connection with the MSI acquisition and held in escrow until certain contingencies were resolved. In addition, for the years ended December 31, 2003, 2002, and 2001, options to purchase 7,530,228, 4,302,196, and 5,001,518 shares of common stock were excluded from the fully diluted calculation as their effect would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary and unrealized gains and losses on the Company’s short-term investments.

	Year Ended December 31,
	2003	2002	2001
Net (loss) earnings	$(58,510)	$(5,154)	$14,786
Other comprehensive earnings (loss):
Foreign currency translation losses (gains)	120	(44)	(73)
Reclassification adjustments for (gains) losses included in net earnings	(1)	3	0

Other comprehensive earnings (loss)	119	(41)	(73)

Comprehensive (loss) earnings	$(58,391)	$(5,195)	$14,713

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net earnings.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, (“EITF”) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows for the year ended December 31, 2003. The Company has included the disclosures required by FIN 45 in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the statement did not have a material impact on the Company’s results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3—Acquisitions:

Asurent Technologies, Inc.

On October 10, 2001 the Company acquired the equipment repair business and certain assets and liabilities of Asurent Technologies, Inc. (“Asurent”), a telecommunications equipment sales and repair business, for $6.3 million in cash including acquisition costs. The results of operations of Asurent have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows:

Current assets	$1,819
Property and equipment	428
Assumed liabilities	(965)
Customer contract	845
Goodwill	4,209

Total purchase price	$6,336

The amortization of the customer contract was computed over the 18 month term of the contract on a straight-line basis and was fully amortized as of December 31, 2003. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, no amortization has been recorded on the Asurent goodwill.

In June 2003 the Company completed its annual goodwill impairment analysis. Under the requirements of SFAS No. 142, the Company has three reporting units – New Equipment, Re-used Equipment, and Services. Given the acquisition of Asurent was primarily for the repair business, 100% of the goodwill related to Asurent was allocated to services. The annual impairment test concluded the services reporting unit was impaired. Accordingly, the goodwill relating to the Asurent acquisition was written off. See note 5.

Compass Telecom, LLC.

On October 9, 2002, the Company acquired Compass Telecom Services (“Compass Telecom “) for $9.5 million in cash including acquisition costs. Compass Telecom provides outsourced services to support telecom operators’ need to more efficiently optimize their networks and equipment assets. Through this acquisition, the Company developed or strengthened services offerings in the areas of equipment deployment services for installation, de-installation and microwave deployment, as well as site development, network development, and e911 services. The acquisition was accounted for in accordance with SFAS No. 141 “Business Combinations.” The results of operations of Compass Telecom have been included in the consolidated financial statements since the date of acquisition.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase agreement also provides for earn outs in years 2002 through 2004 for certain officers of Compass Telecom. The earn outs are contingent upon the financial performance of Compass Telecom during the fourth quarter of 2002, and fiscal years 2003 and 2004. The fourth quarter 2002 earn out was achieved, resulting in a $2.9 million increase in the purchase price and associated goodwill. The earn out was accrued in other accrued liabilities as of December 31, 2002 and subsequently paid in 2003. For the following two years, additional amounts are to be earned based on certain financial performance and employee retention milestones. Under the original purchase agreement, for the years ending December 31, 2003 and 2004, the maximum earn outs are $3.85 million and $3.25 million, respectively.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent valuation firm. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. Compass Telecom provides outsourced services to support telecom operators’ need to more efficiently optimize their networks and equipment assets. The purchase price was allocated as follows:

Current assets	$2,708
Property and equipment	315
Other long-term assets	32
Assumed liabilities	(1,486)
Customer contract	654
Non-compete agreements	665
Goodwill	9,509

Total purchase price	$12,397

The customer contract intangible asset is being amortized over the fifteen-month term of the contract on a straight-line basis and was fully amortized as of December 31, 2003. The non-compete covenants are being amortized over the thirty-six month term of the covenants on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no amortization has been recorded on the Compass Telecom goodwill.

In June, 2003 the Company completed it’s annual goodwill impairment analysis. Under the requirements of SFAS No. 142, the Company has three reporting units – New equipment, Re-used Equipment, and Services. Given the acquisition of Compass Telecom was to expand its services business, 100% of the goodwill related to Compass Telecom was allocated to services. The annual impairment test concluded the services reporting unit was impaired. Accordingly, the goodwill relating to the Compass Telecom acquisition was written off. See note 5.

On November 21, 2003, the Company entered into an asset purchase agreement with two of the former owners of Compass Telecom, where the Company agreed to sell back to the former owners those services which do not support or complement its equipment business, including site development, network development and e911 services. In consideration of the sale of assets, the Company is due to receive $745,000 on or before February 19, 2004 and is due to receive 2% of Compass Telecom gross revenues through 2006. Under the terms of the agreement, the former owners of Compass have relinquished their rights to receive all further earn-out payments in 2003 and 2004 under their prior agreement with Somera. The non-compete covenant will remain in effect between the two parties and therefore, the non-compete intangible asset will remain on the books and continue to amortize through 2005.

The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on this review, the Company determined both the

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer contract intangible asset and the non-compete covenants were impaired. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write down these assets to their estimated fair values. The customer contract intangible asset is fully amortized as of December 31, 2003. The non-compete covenants will have amortization of $67,000 and $50,000 for the years ended December 31, 2004 and 2005, respectively.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Compass Telecom as if the acquisition had occurred January 1, 2001. Pro forma results of operations for the Asurent acquisition have not been presented because the effects of the acquisition were not material.

	Year Ended December 31,
	2002	2001
	(in thousands except for per share data)
Net revenue	$208,552	$237,817
Net income	$(3,332)	$13,467
Net income per share—basic	$(0.07)	$0.28
Net income per share—diluted	$(0.07)	$0.28

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the reversal of a one-time acquisition related compensation charge and amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the results of operations which actually would have occurred had the combination been in effect on January 1, 2001, respectively or of future results of operations of the consolidated entities.

Note 4—Balance Sheet Accounts (in thousands):

	December 31, 2003	December 31, 2002
Property and Equipment, Net:
Computer and telephone equipment	$10,331	$9,708
Office equipment and furniture	1,229	1,068
Warehouse equipment	1,738	1,135
Leasehold improvements	3,114	2,131

	16,412	14,042
Less accumulated depreciation	(10,603)	(6,978)

	$5,809	$7,064

Depreciation expense for the years ended December 31, 2003, 2002, and 2001, amounted to $3.7 million, $4.7 million, and $3.6 million, respectively.

	December 31, 2003	December 31, 2002
Inventories held for sale	$17,508	$39,979
Less: Reserve for excess and obsolete inventory	(3,704)	(14,499)

Inventories, net	$13,804	$25,480

The Company recorded provisions for excess and obsolete inventory reserves totaling $8.6 million, $13.7 million, and $3.0 million in the years ended December 31, 2003, 2002, and 2001, respectively. Charges of $8.6 million for the year ended December 31, 2003 were primarily comprised of $1.5 million of lost, stolen and

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damaged inventory, $3.0 million provisions for the write-down of equipment carried at cost in excess of market demand, and $3.7 million general reserve requirements for excess and obsolete inventory. As of December 31, 2003, net inventory was 46% lower than as of December 31, 2002. Reserves were $3.7 million on $17.5 million of gross inventory at December 31, 2003 versus $14.5 million in reserves on $40.0 million in inventory at December 31, 2002. The primary decrease in inventory was due to an $11.9 million write-off taken in the fourth quarter of 2002 which the Company scrapped in January of 2003. The decrease in investments was due to management cost controls, physical inventory adjustments and write-downs of carrying costs to market values.

During the first two quarters of 2003, the Company consolidated all domestic inventory held in distribution centers located in the states of New Jersey, Georgia and California to a single, centrally located facility in Texas. This consolidation of distribution centers resulted in a $1.5 million provision in inventory reserve due to lost, stolen, and damaged inventory.

	December 31, 2003	December 31, 2002
Other Accrued Liabilities:
Restructuring accrual (see note 11)	$551	$2,604
Compass earn out	—	2,900
Sales tax payable	101	502
Warranty reserve	915	990
Income and other taxes payable	4,310	—
Other	3,461	1,296

	$9,338	$8,292

Note 5—Goodwill and Intangible Assets:

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts are being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement is being amortized on a straight-line basis over the life of the agreement, 36 months.

In June of 2003, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. The Company also conducted an impairment test on the purchased intangible assets as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This resulted in a total impairment charge of $25.3 million. The annual impairment analysis of goodwill considered the estimated fair value of the Company’s three reporting units (New Equipment, Re-used Equipment and Services) based on market capitalization, as implied by the value of Somera’s common stock, and estimated future discounted cash flows. With the assistance of an independent appraiser, it was determined that the carrying values of two reporting units (Services and Re-used Equipment) exceeded their respective fair values. Accordingly, the Company compared the implied fair value of each reporting unit’s goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million. At June 30, 2003, the Company had approximately $1.8 million of remaining goodwill related to New Equipment.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of net income (loss) and earnings per share for the year ended December 31, 2001, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in thousands, except per share amounts):

Years Ended December 31, 2001
Consolidated Statements of Operations Data:
Net income (loss)	$14,786
Add: amortization expense (including workforce)	1,484

Adjusted net income	$16,270

Net income per common share—basic	$0.31
Add: amortization expense—basic	$0.03
Adjusted net income per common share—basic	$0.34
Net income per common share—diluted	$0.30
Add: amortization expense—diluted	$0.03
Adjusted net income per common share—diluted	$0.33

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 (in thousands):

Goodwill
Balance at December 31, 2001	$16,323
Additions—Compass (see note 3)	9,509
Adjustment—MSI earn out	505
Workforce subsumed, net of tax	248

Balance at December 31, 2002	$26,585
Adjustment—Impairment	(24,825)

Balance at December 31, 2003	$1,760

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the remaining intangible assets with finite useful lives at December 31, 2003 and 2002 (in thousands):

2003

	Original Cost	Impairment	Adjusted Cost	Accumulated Amortization	Intangibles, net December 31, 2003
Customer contracts	$1,499	$(236)	$1,263	$(1,263)	$0
Non-compete agreement	665	(286)	379	(262)	117

	$2,164	$(522)	$1,642	$(1,525)	$117

2002

	Original Cost	Accumulated Amortization	Intangibles, net December 31, 2002
Customer contracts	$1,499	$(643)	$856
Non-compete agreement	665	(131)	534

	$2,164	$(774)	$1,390

Amortization expense related to intangible assets was $751,000, $689,000, and $1,484,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2003 for each of the years ending December 31, 2004 and 2005 is $67,000 and $50,000, respectively.

Note 6—Commitments:

On February 9, 2001, the Company entered into a credit facility with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. On September 6, 2001, the agreement was amended to increase the facility from $3.0 million to $4.0 million. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial ratios. At December 31, 2003, the Company was in compliance with all covenants. As of December 31, 2003 and 2002, the Company had no letters of credit outstanding. As of December 31, 2001, the Company had $232,000 in letters of credit outstanding. The Company had no long-term debt as of December 31, 2003 and 2002.

The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to six years. Rent expense, net of sublease income, for the years ended December 31 2003, 2002, and 2001, was $3.4 million, $2.6 million, and $2.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Gross restructuring related leases (see note 11)	$263	$266	$22	$—	$—	$—
Operating Leases	1,758	1,732	1,294	1,076	985	1,323

Total commitments	$2,021	$1,998	$1,316	$1,076	$985	$1,323

Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stockholders’ Equity:

Warrants

In September 2001, the Company issued warrants to purchase 170,250 shares of common stock in exchange for recruitment services. The warrants were immediately vested and have an exercise price of $4.50 per share. The fair value of the warrants of approximately $236,000 has been recorded as an expense in 2001. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 3.30% and a term of three years. The warrants are outstanding at December 31, 2003, and will expire in September 2004.

In November 2003, the Company issued warrants to purchase 55,500 shares of common stock in exchange for recruiting services. The warrants were immediately vested and have an exercise price of $1.52 per share. The fair value of the warrants of approximately $50,999 has been recorded as an expense in 2003. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 95%; risk free interest rate of 2.50% and a term of three years. The warrants are outstanding at December 31, 2003, and will expire in November 2006.

1999 Stock Option Plans

In September 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”) under which 6,750,000 common shares were reserved for the issuance of stock options to employees, directors and consultants. The primary purpose of the Plan is to attract and retain the best available personnel and to provide additional incentive to the grantees. Upon the completion of the initial public offering in November 1999, options granted under the Unit Plan were converted to options to purchase an equivalent number of common shares. Under the terms of the Plan, incentive options may be granted to employees, and nonstatutory options may be granted to employees, directors and consultants, at prices no less than 100% and 85%, respectively, of the fair market value of the common shares at the date of grant. Options granted under the Plan vest at a rate of 25% after one year with the remaining vesting evenly over the next three years. The options expire ten years from the date of grant.

In July 1999, the Company issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000, which is being amortized over the vesting period of the underlying options of four years. Amortization expense associated with unearned stock-based compensation totaled $7,000, $63,000 and $148,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

In July 2002, the Company issued stock options to purchase 900,000 shares of stock to an executive of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant. In January 2003, the executive left the Company and all of the options were canceled.

In July 2002, the Company issued stock options to purchase 350,000 shares of stock to an executive of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest as performance milestones are achieved and expire ten years from the date of grant. In January 2003, the executive left the Company and all of the options were canceled.

During 2003, the Company issued options to purchase 890,000 shares of stock to seven executives of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant. During the fourth quarter of 2003, four

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executives who held options under this plan left the Company. At the time of termination, vesting of these options was accelerated for two executives. As a result, a compensation charge of $43,000 was recorded.

In the fourth quarter of 2003, the Company issued a total of 60,000 shares of restricted stock from the 1999 Stock Option Plan to four members of the Board of Directors. This resulted in unearned stock-based compensation of $104,000, which is being amortized over the vesting period of four years. Amortization expense associated with the unearned stock-based compensation totaled $7,000 for the year ended December 31, 2003.

In January 2003, 2002 and 2001, the Board approved the increase in the number of options available for grant by 1,956,086, 1,948,502 and 1,943,770, respectively, pursuant to the provisions of the Plan. This represents the annual increase calculated as 4% of the total outstanding shares as of the beginning of the fiscal year.

1999 Director Option Plan

In September 1999, the Company adopted the 1999 Director Option Plan (the “Director Plan”), which provides for the grant of non-statutory stock options to non-employee directors. The Director Plan has a term of ten years. A total of 300,000 shares of the Company’s common stock, plus an annual increase equal to the number of shares needed to restore the number of shares of common stock that are available for grant under the Director Plan to 300,000 shares, have been reserved for issuance under the Director Plan.

In November 2003, the Company issued stock options to purchase a total of 150,000 shares of stock to three members of the Board of Directors. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant.

Executive Stock Option Agreements

In September 2001, the Company issued stock options to purchase 1,923,000 and 500,000 shares of common stock in two separate stock option agreements to two officers of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant.

In September 2001, the Company issued stock options to purchase 824,000 shares of stock to an officer of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options are time accelerated restricted stock awards which become fully vested seven days prior to their expiration date, September 2007. The options are subject to accelerated vesting if certain performance criteria are met.

In 2003, the executives who held granted options under these stock option agreements left the Company. For one executive, the Board of Directors agreed to amend the stock option grants to extend the period during which the executive may exercise the vested option grants for an additional 12 months from his termination date. For the other executive, the Board of Directors agreed to amend the stock option grants to extend the period during which the executive may exercise the vested option grants for an additional 36 months from his termination date. As of December 31, 2003, 2,204,250 options were outstanding under the plan. The remaining 1,042,750 options to purchase common stock previously granted to the executives were canceled.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan Summary

Activity under the Company’s Stock Option Plans, which includes the 1999 Stock Option Plan, 1999 Director Option Plan, and the Executive Stock Option Agreements, is set forth below:

	Available For Grant	Outstanding Options	Weighted Average Exercise Price
Balances, December 31, 2000	4,757,677	5,539,323	$10.16

Annual increase	1,943,770	—	—
Options granted	(4,997,725)	4,997,725	$5.04
Options canceled	532,542	(532,542)	10.61

Balances, December 31, 2001	2,236,264	10,004,506	$7.58

Annual increase	1,948,502	—	—

Options granted	(5,274,921)	5,274,921	$4.36
Options exercised	—	(21,646)	7.02

Options canceled	1,963,205	(1,963,205)	8.41

Balances, December 31, 2002	873,050	13,294,576	$6.18

Annual increase	1,956,086	—	—

Options granted	(3,606,250)	3,606,250	$1.35
Options exercised	—	—	—

Options canceled	7,616,855	(7,616,855)	$5.42

Balances, December 31, 2003	6,839,741	9,283,971	$4.95

At December 31, 2003, 6,013,128 options outstanding were exercisable.

The aggregate of the Company’s options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.26 - $1.88	2,261,168	9.33	$1.39	177,293	$1.28
$2.60 - $3.00	1,338,542	8.72	2.80	704,349	2.80
$4.50 - $8.50	4,130,479	6.74	5.45	3,778,254	5.34
$10.75-$13.50	1,493,782	6.35	10.91	1,353,232	10.92

	9,223,971	7.60	$4.95	6,013,128	$6.18

The table above excludes 60,000 shares of restricted stock grants which were issued from the available option pool and are included in the table of activity under the Company’s Stock Option Plans.

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with an opportunity to purchase the Company’s common stock at a discount through

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the ESPP. In February and August 2003, 194,935 and 105,034 shares, respectively, were issued under the ESPP, generating contributions of $320,000. In February and August 2002, 69,298 and 98,679 shares, respectively, were issued under the ESPP, generating contributions of $586,000. In February and August 2001, 50,364 and 67,938 shares, respectively, were issued under the ESPP, generating contributions of $580,000. The weighted average estimated fair values of the ESPP awards issued during fiscal 2003, 2002, and 2001 were $1.07, $3.48, and $2.19 per share, respectively.

Note 8—Warranties and Financial Guarantees:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties may vary depending upon the product sold and the country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one year warranty from date of shipment for all equipment. The liability under these warranties is to repair or replace defective equipment. Longer warranty periods are provided on a very limited basis in instances where the OEM warranty is longer.

Because the Company’s products are manufactured, in many cases, to customer specifications and their acceptance is based on the Company meeting those specifications, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. Adequacy of the recorded warranty liability is reassessed every quarter and adjustments are made to the liability if necessary.

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” in the Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2002	$990
Provision for warranty liability	1,617
Settlements	(1,692)

Balance as of December 31, 2003	$915

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short term in nature. The maximum potential amount of future payments the Company could be required to make under these guarantees at December 31, 2003 and 2002 was $0.

Note 9—401(k) Savings Plan:

In February 1998, the Company adopted a 401(k) Savings Plan (the “Savings Plan”) which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of their gross compensation not to exceed the annual IRS limitation for any plan year ($12,000 in 2003). The Company matches 25% of employee contributions on the first 5% of their contributions for all employees who receive less than 50% of their total compensation in the form of incentive compensation. The Company made matching contributions of $133,100, $48,050, and $144,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Related Party Transactions and Loans to Officers:

In December 2002, the Company subleased approximately 1,300 square feet of space in its Santa Barbara, California corporate headquarters to a former director for $2,300 per month. The lease expired on March 31, 2003.

On July 12, 1999 the Company entered into an interest-free mortgage loan agreement under which it advanced $600,000 to an officer of the Company. Under the terms of the mortgage loan the amount advanced was to be forgiven as to $50,000 on each of the first four anniversaries of the note and $100,000 on each of the fifth through eighth anniversaries. In August 2002, the executive officer repaid the remaining outstanding balance of $450,000. Under the terms of the loan, the Company had previously forgiven $150,000.

On October 20, 1999 the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan was interest free, collateralized by the principal residence of the officer, and must be repaid when the residence is sold. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In June 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, $75,000 had previously been forgiven by the Company. The officer repaid the remaining balance on January 1, 2003.

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

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2.0 million to an officer of the Company as part of an employment agreement. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan, the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note, and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. Under the terms of the mortgage loan, the outstanding balance of the loan is due for full repayment upon the earlier of (i) the sale of the residence, or (ii) 12 months after the employment termination date. In the fourth quarter of 2003, the officer left the Company. In accordance with the terms of the arrangement, the balance owed to the Company is now due in full by December 2004, unless the former officer completes a sale of the residence prior to such time. As of December 31, 2003, the remaining balance under this loan was $1.8 million, and has been classified as other current assets on the consolidated balance sheet at December 31, 2003. Since the date of loan issuance, in accordance with the terms of the agreement, the Company has forgiven $200,000. In addition, in the event that the mortgage loan does not become due and payable prior to May 3, 2004, in accordance with the terms of the agreement, the Company will forgive an additional $200,000.

As a result of the above, the Company recorded compensation charges of $267,000, $203,000, and $89,000, equal to the total amounts forgiven under these loans in 2003, 2002 and 2001, respectively. The amounts scheduled to be repaid or forgiven during the year ended December 31, 2003 have been included in other current assets.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Restructuring and Asset Impairment Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of employee staff by 29 positions throughout the Company in managerial, professional, clerical and operational roles and consolidation of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities to one centralized location near Dallas, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2003, the Company remains obligated under lease obligations of $551,000 associated with its December 2002 operational restructuring. Expected sublease income has not been reflected in the schedule of commitments in Note 6, as sublease agreements have not been signed. The lease obligations expire in 2006.

Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At December 31, 2003, the accrued liability associated with the restructuring charge was $551,000 and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments	Balance at December 31, 2003
Lease obligations, net of estimated sublease income	$995	$(444)	$551
Termination benefits	1,609	(1,609)	—

Total	$2,604	$(2,053)	$551

	Restructuring Charge	Payments	Balance at December 31, 2002
Lease obligations, net of estimated sublease income	$995	$—	$995
Termination benefits	1,764	(155)	1,609

Total	$2,759	$(155)	$2,604

As of December 31, 2002, 20 employees had been terminated, and actual termination benefits paid were $155,000. As of December 31, 2003, the remaining 59 terminations occurred and severance of $1.6 million was paid in full. Remaining lease obligations as of December 31, 2003 consist of the Atlanta, Georgia distribution center.

Asset impairments primarily relate to the write down of the remaining carrying value of the e-commerce software the Company invested in, in anticipation of on-line sales. The online market did not materialize and in December 2002, the Company terminated on-line sales, eliminated the department and wrote-off the assets. The Company saved $1.6 million in 2003 and none thereafter.

Restructuring charges in 2001 relate to a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The total charges associated with the reorganization were $352,000 and represented accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all which were paid in 2001.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes:

Under Generally Accepted Accounting Principals, the Company must establish valuation allowances against its deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that the Company’s cumulative losses reported in 2003 and 2002 represented significant negative evidence which required a full valuation allowance to be recorded. Accordingly, the Company took a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against its net deferred tax assets. The Company will continue to assess the need to record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses.

The provision for (benefit from) income taxes for the years ended December 31, 2003, 2002, and 2001 consists of the following (in thousands):

	2003	2002	2001
Current:
Federal	$(8,718)	$(1,361)	$8,120
State	—	40	2,264
Foreign	71	(50)	23

	(8,647)	(1,371)	10,407
Deferred:
Federal	18,046	(1,602)	465
State	3,267	(535)	57

	21,313	(2,137)	522

	$12,666	$(3,508)	$10,929

The net deferred tax asset as of December 31, 2003 and 2002 was comprised of the following (in thousands):

	December 31,
	2003	2002
Deferred tax asset (liability):
Property and equipment	$125	$106
Reserves and accruals	3,882	6,038
Difference in tax and book basis of net assets upon conversion, net	18,602	14,061
Net operating loss carryforward	2,449	827
Intangible assets	440	281

Total deferred tax asset	25,498	21,313
Valuation allowance	(25,498)	—

Net deferred tax asset	$0	$21,313

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the actual income tax rate to the federal statutory rate follows:

	Year Ended December 31,
	2003	2002	2001
Tax at federal statutory rate	(35.00)%	(35.00)%	35.00%
State taxes (net of federal tax benefit)	(4.33)%	(5.88)%	5.95%
Non-deductible goodwill	8.48%	(0.21)%	1.59%
Valuation Allowance	61.56%	—	—
Other	(3.02)%	0.59%	(0.04)%

Effective tax rate	27.69%	(40.50)%	42.50%

The domestic and foreign components of earnings (losses) before taxes are:

	Year Ended December 31,
	2003	2002	2001
U.S.	$(45,319)	$(8,523)	$25,650
Non-U.S	(525)	(139)	65

	$(45,844)	$(8,662)	$25,715

At December 31, 2003, the Company has federal and state net operating loss carryforwards of approximately $2.5 million and $27.5 million, respectively, available to offset future regular and alternative minimum taxable income. The federal carryforwards will begin to expire in 2019 and the state carryforwards will begin to expire in 2007 if not utilized.

The Company has not provided for U.S. Federal income taxes on any of its foreign subsidiaries’ undistributed earnings as of December 31, 2003. The Company intends to invest these earnings indefinitely in operations outside the United States.

Note 13—Segment Information:

The Company provides telecommunications operators with equipment sourcing for new and re-used equipment and services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the acting chief executive officer. To date the Company has reviewed its operations in principally three segments. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001
Net revenue:
New equipment	$28,816	$57,750	$88,851
Re-used equipment	90,913	123,866	125,248
Services	16,838	17,584	7,157

Total	136,567	199,200	221,256

Gross profit:
New equipment	3,158	6,480	17,200
Re-used equipment	28,113	40,410	53,878
Services	3,540	6,720	1,700

Total	34,811	53,610	72,778

Net revenue information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net revenue:
United States	$106,546	$169,512	$199,809
Canada	1,907	1,927	4,421
Latin America	7,328	13,572	11,368
Europe	11,655	8,293	1,803
Asia	6,532	4,998	3,060
Africa	1,434	383	260
Other	1,165	515	535

Total	$136,567	$199,200	$221,256

Substantially all long-lived assets are maintained in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s acting chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information relating to the directors of the Registrant and compliance with Section 16(a) of the Exchange Act that is contained in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders scheduled to be held on May 7, 2004, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003.

The information required by this Item relating to the executive officers is contained in Item 1 of Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information relating to executive compensation that is contained in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders scheduled to be held on May 7, 2004, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information relating to security ownership of certain beneficial owners and management that is contained in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders scheduled to be held on May 7, 2004, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information relating to certain related party transactions that is contained in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders scheduled to be held on May 7, 2004, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information relating to audit and other related fees and services that is contained in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders scheduled to be held on May 7, 2004, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements and Financial Statement Schedules.

2. List of Financial Statement Schedules.

II. Valuation and Qualifying Accounts and Reserves.

3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title

3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.9(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.13(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.16(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.19(b)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.20(b)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

Exhibit Number	Exhibit Title

10.21(b)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.23(c)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.26(d)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.27(e)	Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated August 15, 2002.

10.29 (f)	First Amendment, dated January 28, 2003 and Original Lease Agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.30 (f)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

10.31	Offer Letter between Somera Communications, Inc. and Jeremy D. Rossen, dated September 19, 2000 and Letter Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated September 12, 2001.

10.32	Employment Agreement between Somera Communications, Inc. and Ron Patterson, dated October 22, 2003.

10.33	Offer Letter between Somera Communications, Inc. and Glenn O’Brien, dated May 23, 2003.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(c)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on November 14, 2002.
(e)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(f)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.

(b) Reports on Form 8-K.

On December 23, 2003, the Company filed a report on Form 8-K regarding a separation agreement the Company entered into with Rick Darnaby, its former Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2004.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL
(C. Stephen Cordial, Acting President and Chief Executive Officer, and Chief Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Jeremy Rossen and C. Stephen Cordial, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 27, 2004:

Signature	Title

/s/ C. STEPHEN CORDIAL (C. Stephen Cordial)	Acting President and Chief Executive Officer; Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ BARRY PHELPS	Chairman of the Board
(Barry Phelps)

/s/ WALTER G. KORTSCHAK	Director
(Walter G. Kortschak)

/s/ CHARLES E. LEVINE	Director
(Charles E. Levine)

/s/ CASIMIR SKRZYPCZAK	Director
(Casimir Skrzypczak)

/s/ DAVID A. YOUNG	Director
(David A. Young)

Valuation and Qualifying Accounts and Reserves

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2001
Allowance for sales returns and warranty obligations	$732	$3,422	$3,160	$994
Allowance for doubtful accounts	1,330	592	221	1,701
Allowance for excess and obsolete inventory	2,163	2,974	1,896	3,241
Year ended December 31, 2002
Allowance for sales returns and warranty obligations	$994	$3,371	$3,375	$990
Allowance for doubtful accounts	1,701	1,876	2,885	692
Allowance for excess and obsolete inventory	3,241	13,667	2,409	14,499
Year ended December 31, 2003
Allowance for sales returns	$0	$351	$0	$351
Allowance for warranty obligations	990	1,617	1,692	915
Allowance for doubtful accounts	692	1,221	970	943
Allowance for excess and obsolete inventory	14,499	8,583	19,378	3,704