Form 10-Q
period 2004-03-31
SOMERA COMMUNICATIONS INC
filed 2004-04-28
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 22, 2004
Common Stock, $0.001 par value	49,758,224

SOMERA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,920	$41,842
Short-term investments	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $867 and $943 at March 31, 2004 and December 31, 2003, respectively	17,427	19,906
Inventories, net	13,997	13,804
Income tax receivable	6,818	6,818
Other current assets	4,038	3,669

Total current assets	84,200	91,039
Property and equipment, net	5,685	5,809
Other assets	83	117
Goodwill	1,760	1,760
Intangible assets, net	100	117

Total assets	$91,828	$98,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,716	$14,520
Accrued compensation	2,365	3,478
Other accrued liabilities	9,109	9,338
Deferred revenue	697	1,369

Total current liabilities	24,887	28,705
Commitments (Note 5)
Stockholders’ equity:
Common stock: $0.001	49	49
Shares authorized: 200,000
Shares issued and outstanding: 49,758 and 49,262 at March 31, 2004 and December 31, 2003, respectively
Additional paid-in capital	74,510	73,663
Unearned stock-based compensation	(91)	(98)
Accumulated other comprehensive gain	11	5
Accumulated deficit	(7,538)	(3,482)

Total stockholders’ equity	66,941	70,137

Total liabilities and stockholders’ equity	$91,828	$98,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Equipment revenue	$23,012	$32,258
Service revenue	5,376	3,579

Total revenues	28,388	35,837

Cost of revenues:
Equipment cost of revenue	17,756	23,303
Service cost of revenue	4,152	2,598

Total cost of revenues	21,908	25,901

Gross profit	6,480	9,936

Operating expenses:
Sales and marketing	5,639	7,112
General and administrative	4,648	6,130
Amortization of intangible assets	17	326

Total operating expenses	10,304	13,568

Loss from operations	(3,824)	(3,632)
Other income (expense), net	(206)	140

Loss before income taxes	(4,030)	(3,492)
Income tax provision (benefit)	26	(1,414)

Net loss	(4,056)	(2,078)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6)	(79)

Comprehensive loss	$(4,062)	$(2,157)

Net loss per share: basic and diluted	$(0.08)	$(0.04)

Weighted average shares: basic and diluted	49,519	49,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,056)	$(2,078)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	852	1,239
Provision for doubtful accounts	(48)	(107)
Provision for excess and obsolete inventories	1,880	(1,574)
Amortization of stock-based compensation	7	6
Forgiveness of loans to officers	—	50
Changes in operating assets and liabilities:
Accounts receivable	2,527	6,077
Inventories	(2,073)	5,386
Income tax receivable	—	2,680
Other current and non-current assets	(335)	301
Accounts payable	(1,804)	(7,325)
Accrued compensation	(1,113)	(340)
Deferred revenue	(672)	(1,358)
Other accrued liabilities	(229)	(652)

Net cash (used in) provided by operating activities	(5,064)	2,305

Cash flows from investing activities:
Acquisition of property and equipment	(711)	(1,065)
Repayment of loan to officer	—	852

Net cash used in investing activities	(711)	(213)

Cash flows from financing activities:
Proceeds from stock options exercises	709	—
Proceeds from employee stock purchase plan	138	214

Net cash provided by financing activities	847	214

Net (decrease) increase in cash and cash equivalents	(4,928)	2,306
Effect of exchange rate changes on cash and cash equivalents	6	(79)

Cash and cash equivalents, beginning of period	41,842	50,431

Cash and cash equivalents, end of period	$36,920	$52,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Formation and Business of the Company:

Somera Communications, Inc. (“Somera” or “the Company”) was formed in August 1999 and is incorporated under the laws of the State of Delaware. In November 1999, the Company raised approximately $107 million in net proceeds from its initial public offering. Since that time, the Company’s common stock has traded on the Nasdaq National market under the symbol SMRA.

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are recurring in nature, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 2003 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Note 2—Summary of Significant Accounting Policies:

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

The Company also generates service revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying condensed consolidated balance sheet. Unbilled receivables were $70,000 and $235,000 at March 31, 2004 and 2003, respectively. Revenue from services represented approximately 18.9% and 10.0 % of total revenue for the three month periods ended March 31, 2004 and 2003, respectively.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $122,000 and $354,000 for the three month period ended March 31, 2004 and 2003, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized over the estimated useful life, generally three years. The Company capitalized $108,000 software development costs during January 2004 through March 2004, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module.

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, and are as follows for the quarters ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss: as reported	$(4,056)	$(2,078)
Add: Stock-based employee compensation expensed in the financial statements	7	6
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(219)	(894)

Net loss: as adjusted	$(4,268)	$(2,966)

Net loss per share: basic and diluted as reported	$(0.08)	$(0.04)

Net loss per share: basic and diluted as adjusted	$(0.09)	$(0.06)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2004	2003	2004	2003
Risk-free interest rate	3.04%	2.76%	0.96%	1.13%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	82%	82%	85%	83%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 57.8 million shares at March 31, 2004, compared to 61.9 million shares outstanding at March 31, 2003. The weighted average exercise price of outstanding stock options at March 31, 2004 and March 31, 2003 was $4.94 and $5.18, respectively. The weighted average fair value of stock awards granted during the three month periods ended March 31, 2004 and 2003 was $2.84 and $1.28, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. In the quarter ended March 31, 2004, there was no dilutive impact due to the recorded net loss.

Options to purchase 6,222,588 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three month period ended March 31, 2004, and options to purchase 10,491,972 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three month period ended March 31, 2003, as their effect is anti-dilutive.

Note 3—Balance Sheet Accounts (in thousands):

	March 31, 2004	December 31, 2003
Inventories held for sale	$16,891	$17,508
Less: Reserve for excess and obsolete inventory	(2,894)	(3,704)

Inventories, net	$13,997	$13,804

During the quarter ended March 31, 2004, the Company disposed of $2.7 million of inventory that had previously been reserved. The Company did not receive any proceeds from the disposals. In addition, during the quarter, the Company increased the inventory reserve by an additional $1.9 million for excess and obsolete inventory.

	March 31, 2004	December 31, 2003
Other Accrued Liabilities:
Restructuring accrual (see Note 8)	$486	$551
Sales tax payable	156	101
Warranty reserve (see Note 6)	1,011	915
Income and other taxes payable	4,465	4,310
Other	2,991	3,461

	$9,109	$9,338

Note 4—Goodwill and Intangible Assets:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts were being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement is being amortized on a straight-line basis over the life of the agreement, 36 months.

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

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, in 2003, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values.

The Company will conduct its annual impairment analysis of goodwill as required under SFAS No. 142 as of June 30, 2004. The following is a summary of the remaining intangible assets with finite useful lives at March 31, 2004 and December 31, 2003 (in thousands):

2004

	Intangibles, net December 31, 2003	Accumulated Amortization	Intangibles, net March 31, 2004
Non-compete agreement	$117	$(17)	$100

2003

	Original Cost	Impairment	Adjusted Cost	Accumulated Amortization	Intangibles, net December 31, 2003
Customer contracts	$1,499	$(236)	$1,263	$(1,263)	$0
Non-compete agreement	665	(286)	379	(262)	117

	$2,164	$(522)	$1,642	$(1,525)	$117

Amortization for the remaining portion of the year ending December 31, 2004 will be $50,000. For the year ended December 31, 2005, the amortization will be $50,000.

Note 5—Commitments and Contingencies:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial covenants. As of March 31, 2004 and December 31, 2003, the Company was in compliance with all covenants. The Company had no long-term debt or outstanding letters of credit under this facility as of March 31, 2004 and December 31, 2003.

The Company is involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to nor is aware of any such litigation or other legal proceedings at this time that could materially harm the business.

Note 6—Warranties and Financial Guarantees:

Warranties:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from the date of shipment for all equipment. The Company’s liability under these warranties is to repair or replace defective equipment. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacturer warranty is longer.

Because the Company’s products are configured, in many cases, to customer specifications and their acceptance is based on the Company meeting those specifications, the Company historically has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. Adequacy of the recorded warranty liability is reassessed every quarter and adjustments are made to the liability if necessary.

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2003	$915
Provision for warranty liability	592
Settlements	(496)

Balance as of March 31, 2004	$1,011

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of March 31, 2004. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 7—Related Party Transactions and Loans to Officers:

In December 2002, the Company subleased approximately 1,300 square feet of space to the then current Chairman of the Board for $2,300 per month. The sublease expired on March 31, 2003.

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

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2.0 million to an officer of the Company as part of an employment agreement. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan, the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note, and $300,000 on each of the seventh and eighth anniversaries. The loan can be forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. Under the terms of the mortgage loan, the outstanding balance of the loan is due for full repayment upon the earlier of (i) the sale of the residence, or (ii) 12 months after the employment termination date. In the fourth quarter of 2003, the officer left the Company. In accordance with the terms of the arrangement, the balance owed to the Company is now due in full by December 2004, unless the former officer completes a sale of the residence prior to such time. As of March 31, 2004, the remaining balance under this loan was $1.8 million, and has been classified as other current assets on the Condensed Consolidated Balance Sheet at March 31, 2004. Since the date of loan issuance, in accordance with the terms of the agreement, the Company has forgiven $200,000. In addition, in the event that the mortgage loan does not become due and payable prior to May 3, 2004, in accordance with the terms of the agreement, the Company will forgive an additional $200,000.

As a result of the above, the Company recorded compensation charges of $0 and $50,000, equal to the total amounts forgiven under these loans for the three months ended March 31, 2004 and 2003, respectively. The amounts scheduled to be repaid or forgiven during the three months ended March 31, 2004 have been included in other current assets.

Note 8—Restructuring and Asset Impairment Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of 29 employee positions throughout the Company in managerial, professional, clerical and operational roles. In addition, the Company paid severance to 50 employee positions that were eliminated as a result of the closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities. These positions were re-hired for roles in the new centralized location near Dallas, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Norcross and Euless facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At March 31, 2004, the Company remains obligated under lease obligations of $486,000 associated with its December 2002 operational restructuring. Expected sublease income has not been reflected in the schedule of commitments in Note 5, as sublease agreements have not been signed. The lease obligations expire in 2006.

Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At March 31, 2004, the accrued liability associated with the restructuring charge was $486,000 and consisted of the following (in thousands):

	Balance at December 31, 2003	Payments	Balance at March 31, 2004
Lease obligations	$551	$65	$486

As of December 31, 2002, 20 employees had been terminated, and actual termination benefits paid were $155,000. As of December 31, 2003 the remaining 59 terminations occurred and severance of $1.6 million was paid in full. Remaining lease obligations as of March 31, 2004 consist of the Atlanta, Georgia distribution center.

Asset impairments primarily relate to the write down of the remaining carrying value of the e-commerce software the Company invested in, in anticipation of on-line sales. The online market did not materialize and in December 2002, the Company terminated on-line sales, eliminated the department and wrote-off the assets.

Note 9—Segment Information:

The Company helps telecommunications operators buy and sell new and re-used equipment and provides equipment related services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the acting chief executive officer. To date the Company has reviewed its operations in principally three segments comprised of New equipment, Re-used equipment, and Services. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue:
New equipment	$4,499	$7,439
Re-used equipment	18,513	24,819
Services	5,376	3,579

Total	$28,388	$35,837

Gross profit:
New equipment	$391	$513
Re-used equipment	4,865	8,442
Services	1,224	981

Total	$6,480	$9,936

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue:
United States	$23,168	$27,477
Canada	508	428
Latin America	1,030	1,824
Europe	3,291	3,283
Asia	132	2,524
Africa	259	173
Other	0	128

Total	$28,388	$35,837

Substantially all long-lived assets are maintained in the United States.

Note 10—Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. FIN No. 46-R clarifies certain aspects of FIN No. 46 and provides certain entities with exemptions from the requirements of FIN No. 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN No. 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on the Company’s results of operations, financial position or cash flows as of and for the three month period ended March 31, 2004.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its results of operations.

Note 11—Subsequent Events:

On April 20, 2004, the Company entered into an executive employment agreement with David Heard to serve as President and Chief Executive Officer effective on May 3, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may, from time to time, make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this Report as well as other factors discussed in our Form 10-K filed with the Securities and Exchange Commission on February 27, 2004 under the heading “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

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

Factors fueling this include:

•	Continued pressure to efficiently manage limited capital budgets. Telecommunications operators are therefore encouraged to rely upon the large supply of re-used equipment to stretch capital budgets and improve key financial metrics such as cash flow and return on assets.

•	Desire to maintain existing network structures based on mature technologies at the lowest possible costs. As operators look to upgrade to next generation networks and bring on new services, re-used equipment provides a cost-effective alternative to maintain legacy networks at a lower cost during this transitional period.

•	Recognition of the financial potential locked up in excess and redundant inventories. As operators explore ways to lower deployment costs, they have come to recognize that they can leverage their excess equipment as a way to offset the cost of equipment purchases.

•	Trends in the industry toward consolidation of telecommunications operators. Throughout the consolidation period, operators may seek lower cost support for legacy structures that include re-used equipment or redeployment of existing assets within their network, inventory valuation and disposition for redundant equipment asset as well as outsourced services.

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

The Somera Strategy

Somera provides wireless and wireline telecommunications operators around the world with a broad range of infrastructure-class equipment and related services designed to meet their specific and changing network requirements. Our new and re-used equipment solutions support operators’ need to deploy their networks efficiently and at a lower cost. An element of this may include the purchase of excess or under-utilized equipment assets either on a consignment, buy, or exchange basis. We also provide value-added equipment-related services to supplement or replace resources to execute programs and projects that our customers traditionally managed themselves. In order to scale our business model and meet the needs of operators around the world, Somera continues to pursue opportunities for international growth. This gives us access to equipment based on different standards and technologies and increases our ability to serve foreign markets.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific regions. Our core competencies provide a distinct competitive advantage that makes Somera a low risk, high return investment solution to our customers. Our ability to execute on this objective is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot state-of-the art technology integration and deployment center near Dallas, Texas which enables us to support and integrate over 350 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet quality and uptime guarantees. Our operations support both high volume and transactional parts fulfillment to the delivery of highly custom-engineered solutions. Certification to ISO 9001:2000 standards was attained in May 2001. We are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Product Leadership: We have built a proprietary global database of customers, networks, and equipment. This provides unique capabilities to locate the equipment operator’s need at the best price, while helping us to determine the market value and financial return of re-used equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to accelerate sales and build brand and customer loyalty. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Equipment Supply

We provide new and re-used telecommunication operators wireless, wireline, and data equipment manufactured by a variety of OEMs. We offer operators with multiple categories of telecommunications infrastructure equipment to address their specific and changing equipment requirements primarily for network maintenance and incremental network expansions. We support analog, T1/E1, T3/E3, SONET, SDH, TDMA, CDMA, and GSM for voice communications and WAN, LAN, international access servers, and various other data products for data communications. We have a database of over 16,000 different items, from over 350 different manufacturers. These items are either immediately available in our physical inventory or readily available from one of our supply sources, including telecom operators, resellers, and manufacturers. We offer to our customers the same terms and conditions of the original manufacturer’s warranty on all new equipment. On re-used equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer’s original specifications.

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

Our four types of equipment placement programs are as follows: Consignment, Asset Exchange, Direct Purchase, and Equipment Disposal.

•	Consignment. In the consignment program, we do not take title to the equipment, but rather the supplier of the equipment, typically the telecommunications operators, retains title and generally stores the excess inventory in our warehouse. Our sales force then promotes the sale of the consigned equipment into our network of customers and prospects. Net proceeds from the consigned sales are shared with the supplier of the equipment on negotiated terms.

•	Asset Exchange. In the asset exchange program, we substitute or exchange, equipment from the customer’s existing inventory for equipment that the customer wants to purchase. The equipment desired by the customer is supplied from our own inventory, from virtual inventory identified from the proprietary global database, or from inventory to which we contractually have access. Exchange deals are typically executed for high demand infrastructure equipment.

•	Direct Purchase. In the direct purchase program we directly purchase equipment from the operator, either through direct payment or credit for future purchases.

•	Equipment Disposal. In the equipment disposal program, we provide support to customers to dispose of equipment that is no longer marketable and should be scrapped in a manner that complies with environmental regulations.

Equipment Services

We provide select outsourced services that can be both a catalyst to equipment sales or provide Somera with access to equipment supply that an operator may no longer need. In connection with our equipment supply offering, we provide:

•	Equipment Deployment Services, which includes Installation/De-installation, Microwave Deployment, and Integration/Customization.

•	Equipment Maintenance Services, which includes Testing, Repair and Refurbishment and Spares Management.

We execute our services strategy through a combination of internal expertise and outsourced services. Services are performed by us either at the customer’s site or at our facility near Dallas. Services performed for the Europe, Middle East, and Africa (“EMEA”) region are managed out of Amsterdam, The Netherlands.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended March 31,
	2004	2003
Revenues:
Equipment revenue	81.1%	90.0%
Service revenue	18.9	10.0

Total revenues	100.0	100.0
Cost of revenues:
Equipment cost of revenue	62.6	65.0
Service cost of revenue	14.6	7.3

Total cost of revenues	77.2	72.3

Gross profit	22.8	27.7

Operating expenses:
Sales and marketing	19.9	19.9
General and administrative	16.3	17.1
Amortization of intangible assets	0.1	0.9

Total operating expenses	36.3	37.9

Loss from operations	(13.5)	(10.1)
Other income (expense), net	(0.7)	0.4

Loss before income taxes	(14.2)	(9.7)
Income tax provision (benefit)	0.1	(3.9)

Net loss	(14.3)%	(5.8)%

Equipment Revenue. Substantially all of our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. Equipment revenue decreased 28.7% to $23.0 million in the three months ended March 31, 2004 from $32.3 million in the three months ended March 31, 2003. The decrease in equipment revenue was driven by decreases in both new and re-used equipment revenue, as revenue from new equipment sales declined 39.5% and re-used equipment sales declined 25.4% over the quarter as compared to the same period in 2003. The primary reasons for the decrease in revenues were declining sales in the wireless sector, primarily in North America, and in the EMEA region. In North America, industry consolidation issues within the wireless sector caused budgets to be delayed as network build out schedules and legacy network maintenance agendas were reviewed. We also saw increased competition and pricing pressure in the wireless sector as well. Equipment revenue from customers in the United States decreased 15.7% to $23.2 million from $27.5 million in the three months ended March 31, 2004, primarily due to reduced equipment sales in the wireless sector. Substantially all revenue from customers outside of the United States consists of equipment sales. Net revenue from customers outside of the United States decreased 37.6% to $5.2 million in the three months ended March 31, 2004 from $8.4 million in the three months ended March 31, 2003 primarily due to operational issues relating to employee turnover in our European office.

Equipment revenue attributable to new equipment sales decreased 39.5% to $4.5 million in the three months ended March 31, 2004 from $7.4 million in the three months ended March 31, 2003. The decrease in new equipment net revenue was primarily attributable to national wireless carriers’ delays of new build activity, their reluctance to spend on legacy networks and slower than anticipated microwave sales.

Equipment revenue attributable to re-used equipment sales decreased 25.4% to $18.5 million in the three months ended March 31, 2004 from $24.8 million in the three months ended March 31, 2003. The decrease in equipment revenue attributable to re-used equipment sales was primarily due to a significant decrease in wireless product sales. We experienced delays in the rollout of current projects and the business we did win during the three months ended March 31, 2004 was generally at lower margins caused by competitive pressure. We experienced heightened competition in the wireless sector, which was reflected in the sharp decline of the market price in TDMA equipment.

Service Revenue. Service revenue in the quarter was primarily derived from repair contracts. Service revenue increased 50.2% to $5.4 million in the three months ended March 31, 2004 from $3.6 million in the three months ended March 31, 2003. The growth in services was primarily driven by new contracts with wireless operators.

Equipment Cost of Revenue. Substantially all of our equipment cost of revenue consists of the costs of equipment we purchase from third party sources, related in-bound and out-bound freight costs, associated external handling costs and write downs of existing inventory. Equipment cost of revenue decreased 23.8% to $17.8 million in the three months ended March 31, 2004 from $23.3 million in the three months ended March 31, 2003. The decrease in equipment cost of revenue during this period was primarily attributable to decreases in our equipment volumes with respect to both new and re-used equipment sales. Equipment cost of revenue attributable to new equipment sales decreased 40.7% to $4.1 million in the three months ended March 31, 2004 from $6.9 million in the three months ended March 31, 2003. The decrease in new equipment cost of revenue was proportionate to the decline in new equipment sales volumes. Equipment cost of revenue attributable to re-used equipment sales decreased 16.7% to $13.6 million in the three months ended March 31, 2004 from $16.4 million in the three months ended March 31, 2003. The decrease in re-used equipment cost of revenue was primarily due to a decline in re-used equipment volumes offset by a $1.8 million write down of TDMA equipment previously slated to be sold to specific wireless carriers. Specific deals were lost to price competition in this product line causing the inventory to be written down to current market value.

Service Cost of Revenue. Service cost of revenue primarily consists of time and materials for services outsourced to third-party entities. Service cost of revenue increased 59.9% to $4.1 million in the three months ended March 31, 2004 from $2.6 million in the three months ended March 31, 2003. The increase in service cost of revenue was primarily due to the costs of fulfilling an increased volume of repairs contracts.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue, or gross margin, was 22.8% in the three months ended March 31, 2004, down from 27.8% in the three months ended March 31, 2003. The reduction in margin was primarily related to two events. First, we wrote down $1.8 million of wireless inventory, on a lower of cost or market analysis completed on specific TDMA gear slated to be sold to wireless carriers to current market prices. Additionally, we entered into a large transaction with a strategic national wireless carrier that was effectuated at zero gross profit. This was the first significant sale to this operator and sourcing constraints in the redeployed market caused us to buy equipment from an OEM to meet customer build out schedules. Gross margin attributable to new equipment sales increased to 8.7% in the three months ended March 31, 2004 compared to 6.9% in the three months ended March 31, 2003. Gross margin attributable to re-used equipment sales decreased to 26.3 % in the three months ended March 31, 2004 from 34.0% in the three months ended March 31, 2003. The decrease in gross margin attributable to re-used equipment sales was due primarily to wireless inventory, which was written down $1.8 million based on a lower of cost or market analysis completed on specific TDMA gear intended to be sold to wireless carriers.

Service Gross Profit. Gross profit as a percentage of service revenue decreased to 22.7% in the three months ended March 31, 2004 compared to 27.4% in the three months ended March 31, 2003. The decrease in gross profit on service revenue was primarily attributable to a shift in the mix to lower margin repair products in the quarter.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining relationships with a variety of network operators. Sales and marketing expenses decreased to $5.6 million or 19.9% of net revenue in the three months ended March 31, 2004, from $7.1 million or 19.9% of net revenue in the comparable period in 2003. The primary decrease in sales and marketing expenses was due to salaries, which decreased approximately $637,000 due to a decline in sales staff of 19 from March 31, 2003 to March 31, 2004. In conjunction with the decline in revenues, commissions decreased $294,000 for the three months ended March 31, 2004 on a year over year basis. In addition to salaries and commissions, rent expense decreased $276,000 from March 31, 2003 to March 31, 2004 and travel and lodging expense also decreased $162,000 for the three months ended March 31, 2004 on a year over year basis.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs including distribution and technical operations. General and administrative expenses decreased to $4.6 million or 16.3% of net revenue in the three months ended March 31, 2004, from $6.1 million or 17.1% of net revenue in the comparable period in 2003. The decrease in general and administrative expenses for the three months ended March 31, 2004 on a year over year basis included a decrease of $730,000 in salary expense due to reduced general and administrative staff of 33 between March 31, 2004 and March 31, 2003. In addition, consulting expenses decreased $301,000 for the three months ended March 31, 2004 on a year over year basis.

Amortization of Intangible Assets. Intangible assets consist of customer contracts, non-compete covenants and goodwill related to our acquisitions which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets decreased to $17,000 in the three months ended March 31, 2004, from $326,000 in the comparable period in 2003. As a result of our June 2003 impairment analysis, we reduced the carrying value and the amortization expense on non-compete covenants acquired in October 2002 with the Compass acquisition. In addition, amortization expense in the first quarter of 2003 included amortization expense related to customer contracts acquired the Compass and Asurent acquisitions, which were fully amortized by the end of 2003.

Other (Expense) Income, Net. Other (expense) income, net, consists of investment earnings on cash and cash equivalent balances, realized gains/losses on disposals of assets and realized foreign currency gains/losses. Other income, net, decreased to ($206,000) in the three months ended March 31, 2004 from $140,000 in the three months ended March 31, 2003. The decrease was due primarily to a lower cash balance in the first quarter of 2004 compared to the same period in 2003. In addition, we incurred realized foreign currency losses in the first quarter of 2004, compared to gains recorded in the first quarter of 2003. We had no long-term debt outstanding as of March 31, 2004.

Income Tax Provision (Benefit). Income tax provision for the three month period ended March 31, 2004 totaled $26,000, which represents estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by a valuation allowance. Income tax benefit for the three month period ended March 31, 2003 totaled $1.4 million and was based on an effective tax rate of 40.5%.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $36.9 million at March 31, 2004 and $41.8 million at December 31, 2003. At March 31, 2004 and December 31, 2003, we also had $5.0 million of short term investments which consisted of a certificate of deposit.

We finance our operations primarily through cash flows from operations. Net cash used by operating activities for the three months ended March 31, 2004 was $5.1 million. The primary use of operating cash was the reported net loss of $4.1 million for the three months ended March 31, 2004, which was offset by non-cash charges of $1.9 million provision for excess and obsolete inventories and depreciation and amortization charges of $852,000. Significant sources of operating cash flows included a decrease in accounts receivable of $2.5 million. The decrease in accounts receivable was due to a continued focus on cash collections and decreasing revenues. Offsetting these operating cash flows was an increase in inventory of $2.1 million, a $1.8 million decrease in accounts payable, a $1.1 million decrease in accrued compensation, and a $672,000 decrease in deferred revenue.

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

Net cash used in investing activities for the three months ended March 31, 2004, includes purchase of property and equipment of $711,000. Net cash used in investing activities for the three months ended March 31, 2003, includes purchase of property and equipment of $1.1 million, partially offset by a repayment of a loan to an officer for $852,000.

Cash flows from financing activities for the three months ended March 31, 2004, included proceeds from stock option exercises of $709,000 and proceeds from employee stock purchases of $138,000. Cash flows from financing activities for the three months ended March 31, 2003 included proceeds from employee stock purchases of $214,000.

At March 31, 2004, we had $36.9 million in cash and cash equivalents. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of March 31, 2004.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to six years with future minimum lease payments for the nine months ended December 31, 2004, as follows (in thousands):

	Nine Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter
Gross restructuring related leases (see Note 8)	$198	$266	$22	$—	$—	$—
Operating Leases	1,469	1,911	1,376	1,076	985	1,323

Total commitments	$1,667	$2,177	$1,398	$1,076	$985	$1,323

Under the terms of the lease agreements, we are also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes.

We anticipate fluctuations in working capital in the future primarily as a result of fluctuations in sales of equipment and relative levels of inventory.

We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Contingencies

We may have in the past, and may hereafter, be involved in legal proceedings and litigations with third parties arising in the ordinary course of business. Such actions by third parties may subject us to significant liability and could be time consuming and expensive to resolve. We are not currently a party to or aware of any such litigation or other legal proceedings that could materially harm our business.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. FIN No. 46-R clarifies certain aspects of FIN No. 46 and provides certain entities with exemptions from the requirements of FIN No. 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN No. 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on our results of operations, financial position or cash flows as of and for the three month period ended March 31, 2004.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the effect of adopting EITF 03-06 on our results of operations.

Certain Factors That May Affect Future Operating Results

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, including our consolidated financial statements and related notes.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market or price pressure from OEMs;

•	our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment we sell, which can be relatively lengthy;

•	delays in the commencement of our operations in new market segments and geographic regions;

•	costs relating to possible acquisitions and integration of new businesses; and

•	completed and/or concerns of impending consolidation of telecommunications operators.

Our business depends upon our ability to match third party re-used equipment supply with telecommunications operators demand for this equipment and failure to do so could reduce our net revenue or increase our expenses.

Our success depends on our continued ability to match the equipment needs of telecommunications operators with the supply of re-used equipment available in the secondary market. We depend upon maintaining business relationships with third parties who can provide us with re-used equipment and information on available re-used equipment. Failure to effectively manage these relationships and match the needs of our customers with available supply of re-used equipment could damage our ability to generate net revenue. In the event operators decrease the rate at which they de-install their networks, or choose not to de-install their networks at all, it would be more difficult for us to locate this equipment, which could negatively impact our net revenue. Alternatively, if we do not adequately match supply by making equipment purchases in anticipation of sales to our customers that do not materialize prior to the decline in market value of such inventory or obsolescence of such inventory, this could result in higher costs to us in the form of future inventory write-downs.

A continued downturn in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. In 2002, 2003, and continuing in 2004, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

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

For the three months ended March 31, 2004, 65.2% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 53.4% of our net revenue for the three months ended March 31, 2004. For the three months ended March 31, 2004, AT&T Wireless accounted for 10.8% of our net revenue. No single customer accounted for at least 10% of our net revenue in 2003. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers. We face a further risk that consolidation among our significant customers, such as the recently announced acquisition of AT&T Wireless by Cingular Wireless, could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future, we expect to reduce prices in response to competition and to generate increased sales volume. In 2003 and the first three months of 2004, some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and re-used equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

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

We depend on the performance of our executive officers and other key employees. For example, in April 2004, we announced the appointment of David Heard as our president and chief executive officer, effective May 2004. The loss of key members of our senior management or other key employees, or the inability of our new president and CEO to work effectively with the rest of our management team, could negatively impact our operating results and our ability to execute our business strategy. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, re-used equipment, or which could increase our expenses.

Our sales of re-used equipment depend upon telecommunications operator utilization of existing telecommunications network technology. If the lifecycle of equipment comprising operator networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model would be limited. This limited installed base would reduce the supply of, and demand for, re-used equipment, which could decrease our net revenue. Additionally, to the extent that lifecycles for telecommunications equipment are shortened, equipment we hold in anticipation of future sales may, to an accelerating degree, become less valuable or obsolete and subject to an inventory write-down, which would increase our expense levels.

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

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 and 2003 established sales offices in Brazil, Singapore, the United Kingdom, and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $5.2 million, or 18.4%, of our net revenue for the three months ended March 31, 2004 and $30.0 million, or 22.0%, of our net revenue in the fiscal year 2003.

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

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. For the three months ended March 31, 2004, our amortization charge for other intangibles was $17,000. In 2003, our amortization charge for other intangibles was $751,000. In June 2003, we completed our annual goodwill impairment test and determined our goodwill was impaired. As a result, we took an impairment charge in 2003 related to goodwill and intangible assets of $25.3 million.

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short term and long term deferred tax assets.

Our facilities could be vulnerable to damage from earthquakes and other natural disasters.

Our headquarters in Santa Barbara, California is located on or near known earthquake fault zones and our facilities worldwide are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If a disaster occurs that impacts our headquarters, our Texas distribution center or our offices in the Netherlands, our ability to test and ship the equipment we sell would be seriously, if not completely, impaired, and our inventory could be damaged or destroyed, which would seriously harm our business. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

Our officers and directors exert substantial influence over us, and may make future business decisions with which some of our stockholders might disagree.

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 25.1% of our outstanding common stock as of March 12, 2004. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of March 31, 2004, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. During the three months ended March 31, 2004, net revenue earned outside the United States accounted for 18.4% of total revenue. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

ITEM 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s acting Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title

3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.9(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.11(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.13(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.14(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.16(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.17(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.19(b)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.20(b)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.21(b)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.23(c)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.26(d)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.27(d)	Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated August 15, 2002.

10.29(e)	First Amendment, dated January 28, 2003 and Original Lease Agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.30(e)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

10.31(f)	Offer Letter between Somera Communications, Inc. and Jeremy D. Rossen, dated September 19, 2000 and Letter Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated September 12, 2001.

10.32(f)	Employment Agreement between Somera Communications, Inc. and Ron Patterson, dated October 22, 2003.

10.33(f)	Offer Letter between Somera Communications, Inc. and Glenn O’Brien, dated May 23, 2003.

10.34	Employment Agreement between Somera Communications, Inc. and Zan Moore, dated April 2, 2004.

10.35	Amended and Restated Executive Employment Agreement between Somera Communications, Inc. and C. Stephen Cordial, dated April 2, 2004.

10.36	Executive Employment Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated April 2, 2004.

10.37	Executive Employment Agreement between Somera Communications, Inc. and Glenn O’Brien, dated April 2, 2004.

10.38	Executive Employment Agreement between Somera Communications, Inc. and David Heard, dated April 20, 2004.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.

(c)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on February 27, 2004.

(b) Reports on Form 8-K.

On January 27, 2004, the Company filed a report on Form 8-K furnishing a press release announcing its fourth quarter 2003 financial results.

On February 18, 2004, the Company filed a report on Form 8-K announcing that Dan Firestone had resigned from the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2004.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL

(C. Stephen Cordial Acting Chief Executive Officer and Chief Financial Officer)