Form 10-Q
period 2004-06-30
SOMERA COMMUNICATIONS INC
filed 2004-08-09
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 4, 2004
Common Stock, $0.001 par value	49,761,557

SOMERA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,827	$41,842
Short-term investments	500	5,000
Accounts receivable, net of allowance for doubtful accounts of $833 and $943 at June 30, 2004 and December 31, 2003, respectively	13,404	19,906
Inventories, net	16,015	13,804
Income tax receivable	6,818	6,818
Other current assets	4,528	3,669

Total current assets	82,092	91,039
Property and equipment, net	5,770	5,809
Other assets	94	117
Goodwill	1,760	1,760
Intangible assets, net	84	117

Total assets	$89,800	$98,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,929	$14,520
Accrued compensation	2,485	3,478
Other accrued liabilities	9,230	9,338
Deferred revenue	1,082	1,369

Total current liabilities	26,726	28,705
Commitments (Note 5)
Stockholders’ equity:
Common stock, $.0001 par value; shares authorized, 200,000; shares issued and outstanding, 49,758 and 49,262 at June 30, 2004 and December 31, 2003, respectively	49	49
Additional paid-in capital	74,514	73,663
Unearned stock-based compensation	(84)	(98)
Accumulated other comprehensive gain	9	5
Accumulated deficit	(11,414)	(3,482)

Total stockholders’ equity	63,074	70,137

Total liabilities and stockholders’ equity	$89,800	$98,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Equipment revenue	$22,748	$31,099	$45,760	$63,357
Service revenue	3,019	4,855	8,395	8,434

Total revenues	25,767	35,954	54,155	71,791

Cost of revenues:
Equipment cost of revenue	16,833	22,478	34,589	45,781
Service cost of revenue	1,947	4,424	6,099	7,022

Total cost of revenues	18,780	26,902	40,688	52,803

Gross profit	6,987	9,052	13,467	18,988

Operating expenses:
Sales and marketing	5,919	6,767	11,558	13,879
General and administrative	4,975	5,928	9,623	12,058
Impairment of goodwill and intangible assets	—	25,329	—	25,329
Amortization of intangible assets	17	326	34	652

Total operating expenses	10,911	38,350	21,215	51,918

Loss from operations	(3,924)	(29,298)	(7,748)	(32,930)
Other income (expense), net	56	281	(150)	421

Loss before income taxes	(3,868)	(29,017)	(7,898)	(32,509)
Income tax provision (benefit)	8	(6,258)	34	(7,672)

Net loss	(3,876)	(22,759)	(7,932)	(24,837)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4)	(63)	(10)	(142)

Comprehensive loss	$(3,880)	$(22,822)	$(7,942)	$(24,978)

Net loss per share: basic and diluted	$(0.08)	$(0.46)	$(0.16)	$(0.51)
Weighted average shares: basic and diluted	49,759	49,097	49,639	49,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,932)	$(24,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,625	2,486
Provision for doubtful accounts	(10)	(41)
Provision for excess and obsolete inventories	3,470	4,177
Deferred tax asset	—	(2,931)
Amortization of stock-based compensation	14	8
Non-cash goodwill and intangible asset write-down	—	25,329
Forgiveness of loans to officers	—	100
Changes in operating assets and liabilities:
Accounts receivable	6,512	6,246
Inventories	(5,681)	2,397
Income tax receivable	—	2,680
Other current and non-current assets	(837)	(579)
Accounts payable	(591)	(8,545)
Accrued compensation	(993)	(572)
Deferred revenue	(287)	(2,544)
Other accrued liabilities	(108)	(4,184)
Income taxes payable	—	391

Net cash used in operating activities	(4,818)	(419)

Cash flows from investing activities:
Acquisition of property and equipment	(1,552)	(2,460)
Purchase of short-term investments	—	(5,000)
Sale of short-term investments	4,500	—
Repayment of loan to officer	—	1,129
Earnout payment related to Compass acquisition	—	(2,900)

Net cash provided by (used in) investing activities	2,948	(9,231)

Cash flows from financing activities:
Proceeds from stock options exercises	713	—
Proceeds from employee stock purchase plan	138	213

Net cash provided by financing activities	851	213

Net decrease in cash and cash equivalents	(1,019)	(9,437)
Effect of exchange rate changes on cash and cash equivalents	4	(25)
Cash and cash equivalents, beginning of period	41,842	50,431

Cash and cash equivalents, end of period	$40,827	$40,969

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

Note 2—Summary of Significant Accounting Policies:

Revenue Recognition

The Company’s revenues are derived from the sale of new and re-used telecommunications equipment and services to support the equipment lifecycle management requirements of mature telecommunication networks. With the exception of equipment exchange transactions, whereby equipment for one operator’s network is taken in exchange for other equipment, equipment revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

The Company also generates service revenue, either in connection with equipment sales or through service-only transactions. Revenue related to time-and-materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying condensed consolidated balance sheet. Unbilled receivables were $103,000 and $693,000 at June 30, 2004 and 2003, respectively. Revenue from services represented approximately 11.7% and 13.5% of total revenue for the three month periods ended June 30, 2004 and 2003, respectively. Revenue from services was 15.5% and 11.7% for the six month periods ended June 30, 2004 and 2003, respectively.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $317,000 and $259,000 for the three-month periods ended June 30, 2004 and 2003, respectively. For the six-month period ended June 30, 2004, revenue recognized was $439,000, compared to $613,000 in the comparable period in 2003.

Research and Development

Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized over the estimated useful life, generally three years. The Company capitalized $113,000 and $221,000 of software development costs during the three and six month periods ended June 30, 2004, respectively, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module.

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, and are as follows for the quarters ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss: as reported	$(3,876)	$(22,759)	$(7,932)	$(24,837)
Add: Stock-based employee compensation expensed in the financial statements	7	2	14	8
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(674)	(1,040)	(893)	(1,929)
Net loss: as adjusted	$(4,543)	$(23,797)	$(8,811)	$(26,758)
Net loss per share: basic and diluted as reported	$(0.08)	$(0.46)	$(0.16)	$(0.51)
Net loss per share: basic and diluted as adjusted	$(0.09)	$(0.48)	$(0.18)	$(0.55)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2004	2003	2004	2003
Risk-free interest rate	3.56%	2.76%	1.14%	1.13%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	86%	83%	98%	85%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 59.2 million shares at June 30, 2004, compared to 61.3 million shares outstanding at June 30, 2003. The weighted average exercise price of outstanding stock options at June 30, 2004 and June 30, 2003 was $6.12 and $5.14, respectively. The weighted average fair value of stock awards granted during the three month periods ended June 30, 2004 and 2003 was $1.50 and $1.26, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. In the quarter ended June 30, 2004, there was no dilutive impact due to the recorded net loss.

Options to purchase 8,478,372 and 5,947,122 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three and six month periods ended June 30, 2004, and options to purchase 10,017,585 and 10,876,246 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three and six month periods ended June 30, 2003, as their effect is anti-dilutive.

Note 3—Balance Sheet Accounts (in thousands):

	June 30, 2004	December 31, 2003
Inventories held for sale	$20,029	$17,508
Less: Reserve for excess and obsolete inventory	(4,014)	(3,704)

Inventories, net	$16,015	$13,804

During the six months ended June 30, 2004, the Company disposed of $3.1 million of inventory that had previously been reserved. The Company did not receive any proceeds from the disposals. In addition, during the six month period ended June 30, 2004, the Company increased its inventory reserve by an additional $3.5 million of expense for excess and obsolete inventory.

	June 30, 2004	December 31, 2003
Other accrued liabilities:
Restructuring accrual (see Note 8)	$420	$551
Warranty reserve (see Note 6)	1,276	915
Income and other taxes payable	4,457	4,310
Other	3,077	3,562

	$9,230	$9,338

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

Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts were being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement is being amortized on a straight-line basis over the 36-month life of the agreement, ending in September 2005.

In June of 2003, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. The Company also conducted an impairment test on the purchased intangible assets as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This resulted in a total impairment charge of $25.3 million. The annual impairment analysis of goodwill considered the estimated fair value of the Company’s three reporting units (New Equipment, Re-used Equipment and Services) based on market capitalization, as implied by the value of Somera’s common stock, and estimated future discounted cash flows. With the assistance of an independent appraiser, it was determined that the carrying values of two reporting units (Services and Re-used Equipment) exceeded their respective fair values. Accordingly, the Company compared the implied fair value of each reporting unit’s goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million. After the impairment charge, the remaining goodwill relates to the New Equipment reporting unit.

In June of 2003, the Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, in 2003, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values.

In June of 2004, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003, the Company utilized a discounted cash flow model to perform its annual impairment analysis of goodwill. The Company reviewed the estimated fair value of the New Equipment reporting unit based on the discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value did not exceed the fair value of the reporting unit, the Company determined that the current goodwill outstanding of approximately $1.8 million related to new equipment was not impaired.

The following is a summary of the remaining intangible assets with finite useful lives at June 30, 2004 (in thousands):

2004

	Intangibles, net December 31, 2003	Amortization	Intangibles, net June 30, 2004
Non-compete agreement	$117	$(33)	$84

Amortization for the remaining portion of the year ending December 31, 2004 is expected to be $34,000. For the year ended December 31, 2005, the amortization is expected to be $50,000.

Note 5—Commitments and Contingencies:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial covenants. As of June 30, 2004 and December 31, 2003, the Company was in compliance with all covenants. The Company had no long-term debt or outstanding letters of credit under this facility as of June 30, 2004 and December 31, 2003.

The Company is involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to, nor is aware of any such litigation or other legal proceedings at this time that could materially harm the business.

Note 6—Warranties and Financial Guarantees:

Warranties:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from the date of shipment for all equipment. The Company’s liability under these warranties is to repair or replace defective equipment. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacturer (“OEM”) warranty is longer.

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

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2003	$915
Provision for warranty liability	1,281
Settlements	(920)

Balance as of June 30, 2004	$1,276

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of June 30, 2004. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

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

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2.0 million to an officer of the Company as part of an employment agreement. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan, the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note, and $300,000 on each of the seventh and eighth anniversaries. The loan could have been forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. Under the terms of the mortgage loan, the outstanding balance of the loan is due for full repayment upon the earlier of (i) the sale of the residence, or (ii) 12 months after the employment termination date. In the fourth quarter of 2003, the officer left the Company. In accordance with the terms of the arrangement, the balance owed to the Company is now due in full by December 2004, unless the former officer completes a sale of the residence prior to such time. As of June 30, 2004, the remaining balance under this loan was $1.6 million, and has been classified as other current assets on the condensed consolidated balance sheet. Since the date of loan issuance, in accordance with the terms of the agreement, the Company has forgiven an aggregate of $400,000 under this loan.

As a result of the above, the Company recorded compensation charges of $0 and $100,000 equal to the total amounts forgiven under these loans for the six months ended June 30, 2004 and 2003, respectively. The amounts scheduled to be repaid or forgiven during the six months ended June 30, 2004 have been included in other current assets.

Note 8—Restructuring Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of 29 employee positions throughout the Company in managerial, professional, clerical and operational roles. In addition, we planned to pay severance related to 50 employee positions that were eliminated as a result of the closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities. These positions were re-hired for roles in the new centralized location near Dallas, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Norcross and Euless facilities. Amounts expensed represent estimates of future cash outflows, offset by anticipated third-party sub-leases. At June 30, 2004, the Company remains obligated under lease obligations of $420,000 associated with its December 2002 operational restructuring. Expected sublease income has not been reflected in the schedule of commitments in Note 5, as sublease agreements have not been signed. The lease obligations expire in 2006.

At June 30, 2004, the accrued liability associated with the restructuring charge was $420,000 and consisted of the following (in thousands):

	Balance at December 31, 2003	Payments	Balance at June 30, 2004
Lease obligations	$551	$131	$420

Note 9—Segment Information:

The Company buys and sells new and re-used equipment and provides services to telecommunications operators to support the equipment lifecycle requirements of mature networks. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker, currently the chief executive officer, or decision making group to make decisions about how to allocate resources and assess performance. To date the Company has reviewed its operations in principally three segments comprised of New equipment, Re-used equipment, and Services. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue:
New equipment	$5,768	$6,458	$10,267	$13,897
Re-used equipment	16,980	24,641	35,493	49,460
Services	3,019	4,855	8,395	8,434

Total	$25,767	$35,954	$54,155	$71,791

Gross profit:
New equipment	$894	$577	$1,285	$1,090
Re-used equipment	5,020	8,044	9,885	16,486
Services	1,073	431	2,297	1,412

Total	$6,987	$9,052	$13,467	$18,988

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue:
United States	$19,896	$28,614	$43,064	$56,091
Canada	467	606	975	1,034
Latin America	1,103	1,872	2,133	3,696
Europe	3,451	3,191	6,742	6,474
Asia	549	1,315	681	3,839
Africa	301	0	560	152
Other	0	356	0	505

Total	$25,767	$35,954	$54,155	$71,791

Substantially all long-lived assets are maintained in the United States.

Note 10—Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. FIN No. 46-R clarifies certain aspects of FIN No. 46 and provides certain entities with exemptions from the requirements of FIN No. 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN No. 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on the Company’s results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a significant impact on the Company’s results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of the statement did not have an impact on the Company’s results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004 as the Company does not have participating securities.

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

The Markets We Serve

We provide equipment lifecycle services to support telecommunications operators’ need to extend and manage the life of their mature networks at the lowest cost and greatest return. This allows operators to focus resources on core competencies and the introduction of new technologies and services. We offer our customers a unique combination of new and re-used equipment from a variety of manufacturers to meet their specific and changing equipment needs. This allows them to make multi-vendor purchasing decisions from a single cost-effective source. Although we purchase some equipment directly from manufacturers, much of the equipment we sell is procured on the secondary market from telecommunications operators and other sources. To further support our core strategy of buying and selling equipment, we also provide outsource services that help us identify opportunities for equipment sales or give us access to purchase equipment that an operator no longer needs.

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

Factors fueling this include:

•	Continued pressure to efficiently manage limited capital budgets. Telecommunications operators are therefore encouraged to rely upon the large supply of re-used equipment to stretch capital budgets and improve key financial metrics such as cash flow and return on assets.

•	Desire to maintain existing network structures based on mature technologies at the lowest possible costs. As operators look to upgrade to next generation networks and bring on new services, re-used equipment provides a cost-effective alternative to maintain legacy networks at a lower cost during this transitional period.

•	Recognition of the financial potential locked up in excess and redundant inventories. As operators explore ways to lower deployment costs, they have come to recognize that they can leverage their excess equipment as a way to offset the cost of equipment purchases.

•	Trends in the industry toward consolidation of telecommunications operators. Throughout the consolidation period, operators may seek lower cost support for legacy structures that include re-used equipment or redeployment of existing assets within their network, inventory valuation and disposition for redundant equipment asset as well as outsourced services.

•	Unprecedented convergence of new technology trends that is expected to accelerate the displacement and transition of network equipment – from VOIP (voice over internet protocol) and its impact on circuit switching, to GigE (Gigabit Ethernet)

and its displacement of SONET/SDH, to the migration to the latest wireless standards of CDMA and GSM. To manage this environment, operators are likely to concentrate on the introduction of new technologies and thereby seek alternative partnerships and strategies to support aging networks more cost effectively.

As recovery in the telecommunications industry becomes more evident, it is unlikely that the need for solutions that maximize the return on investment and lower the cost of mature network structures will abate. Operators are likely to remain focused on improvements and maintenance of key financial metrics in addition to competitive network deployment strategies. They will continue to seek creative and cost-effective ways to build, expand and maintain their networks through a combination of new and re-used equipment and services.

The Somera Strategy

Somera provides wireless and wireline telecommunications operators with equipment lifecycle management services to meet their specific and changing network requirements to optimize their equipment investment. Our new and re-used equipment solutions support operators need to deploy their networks efficiently and at a lower cost. An element of this may include the purchase of excess or under-utilized equipment assets either on a consignment, buy, or exchange basis. We also provide outsource services to supplement or replace resources to execute certain programs and projects that our customers traditionally managed themselves. In order to scale our business model and meet the needs of operators around the world, Somera continues to pursue opportunities for international growth. This gives us access to equipment based on different standards and technologies and increases our ability to serve foreign markets.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific regions. Our core competencies should provide a distinct competitive advantage to make Somera a low risk, high return investment solution to our customers:

•	Equipment Supply: The core business that Somera was founded upon, which provides new and re-used equipment to operators and enables them to lower network costs by approximately 30%-60%.

•	Services: Repair, advanced spares exchange, and logistics management services to support mature network products and allow operators to focus resources on core competencies and new technology introductions. We believe a single source supply of these centralized services offer a significant savings in on-going support costs and reduced cycle times.

•	Asset Valuation & Disposition: Provides for the accurate and efficient valuation, re-use, disposition, and disposal of network equipment.

Our Ability to execute these core offerings is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot state-of-the art technology integration and deployment center near Dallas, Texas which enables us to support and integrate over 350 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet quality and uptime guarantees. Our operations support both high volume and transactional parts fulfillment to the delivery of highly custom-engineered solutions. Certification to ISO 9001:2000 standards was attained in May 2001. We are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Product Leadership: We have built a proprietary global database of customers, networks, and equipment. This provides unique capabilities to locate the equipment operator’s need at the best price, while helping us to determine the market value and financial return of re-used equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to accelerate sales and build brand and customer loyalty. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

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

Our four types of equipment placement programs are as follows: Consignment, Asset Exchange, Direct Purchase, and Equipment Disposal.

•	Consignment. In the consignment program, we do not take title to the equipment, but rather the supplier of the equipment, typically the telecommunications operators, retains title and generally stores the excess inventory in our warehouse. Our sales force then promotes the sale of the consigned equipment into our network of customers and prospects. Net proceeds from the consigned sales are shared with the supplier of the equipment on negotiated terms.

•	Asset Exchange. In the asset exchange program, we substitute or exchange equipment from the customer’s existing inventory for equipment that the customer wants to purchase. The equipment desired by the customer is supplied from our own inventory, from virtual inventory identified from the proprietary global database, or from inventory to which we contractually have access. Exchange deals are typically executed for high demand infrastructure equipment.

•	Direct Purchase. In the direct purchase program we directly purchase equipment from the operator, either through direct payment or credit for future purchases.

•	Equipment Disposal. In the equipment disposal program, we provide support to customers to dispose of equipment that is no longer marketable and should be scrapped in a manner that complies with environmental regulations.

Equipment Services

We provide select outsourced services that can be both a catalyst to equipment sales or provide Somera with access to equipment supply that an operator may no longer need. Our primary services offering includes:

•	Equipment Repair

•	Advanced Spares Exchange

•	Logistics Management

We execute our services strategy through a combination of internal expertise and outsourced services. Services are performed by us either at the customer’s site or at our facility near Dallas, Texas. Services performed for the Europe, Middle East, and Africa (“EMEA”) region are managed out of Amsterdam, The Netherlands.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Equipment revenue	88.3%	86.5%	84.5%	88.3%
Service revenue	11.7	13.5	15.5	11.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	65.3	62.5	63.9	63.8
Service cost of revenue	7.6	12.3	11.3	9.8

Total cost of revenues	72.9	74.8	75.2	73.6

Gross profit	27.1	25.2	24.8	26.4

Operating expenses:
Sales and marketing	23.0	18.8	21.3	19.3
General and administrative	19.3	16.5	17.8	16.8
Impairment of goodwill and intangible assets	—	70.4	—	35.3
Amortization of intangible assets	0.1	0.9	0.1	0.9

Total operating expenses	42.4	106.6	39.2	72.3

Loss from operations	(15.3)	(81.4)	(14.4)	(45.9)
Other income (expense), net	0.2	0.8	(0.3)	0.6

Loss before income taxes	(15.1)	(80.6)	(14.7)	(45.3)
Income tax provision (benefit)	0.0	(17.4)	0.1	(10.7)

Net loss	(15.1)%	(63.2)%	(14.6)%	(34.6)%

Equipment Revenue. Substantially all of our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. Equipment revenue decreased 26.9% to $22.7 million in the three months ended June 30, 2004 from $31.1 million in the three months ended June 30, 2003. This decrease was primarily the result of industry consolidation issues in major North American wireless accounts that caused budgets to be delayed as network build out schedules and legacy network maintenance agendas were reviewed. This is directly reflected in our sales of new and re-used equipment as revenue from new equipment sales declined 10.7% and re-used equipment sales declined 31.1% compared to the same period in 2003.

Equipment revenue from customers in the United States decreased 30.5% to $19.9 million in the three months ended June 30, 2004, from $28.6 million in the three months ended June 30, 2003, primarily as a result of wireless sales declines discussed above. Due to operational issues and employee turnover in Europe during the first quarter of 2004, equipment revenue from customers outside of the United States decreased 20.0% to $5.9 million in the three months ended June 30, 2004 from $7.3 million in the three months ended June 30, 2003.

Equipment revenue decreased 27.7% to $45.8 million in the six months ended June 30, 2004 from $63.4 million in the six months ended June 30, 2003. Revenue from new equipment sales declined 26.1% and re-used equipment sales for the six-month period ended June 30, 2004 declined 28.0% compared to the same period in 2003. These declines in equipment revenue year over year were primarily due to the consolidation in the wireless sector referenced above as well as increased competition.

Service Revenue. Service revenue in the quarter was primarily derived from repair contracts. Service revenue decreased 37.8% to $3.0 million in the three months ended June 30, 2004 from $4.9 million in the three months ended June 30, 2003. The decline in service revenue reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products, such as those from the acquisition of the assets of Compass Telecom which was implemented throughout the first half of 2004.

Service revenue of $8.4 million for the six months ended June 30, 2004 remained at relatively the same levels as service revenue for the six months ended June 30, 2003. The decline in service revenue during the second quarter of 2004 was offset by growth in the first quarter, which was primarily driven by new contracts with wireless operators.

Equipment Cost of Revenue. Substantially all of our equipment cost of revenue consists of the costs of equipment we purchase from third party sources, related freight costs, associated external handling costs and write downs of existing inventory. Equipment cost of revenue decreased 25.1% to $16.8 million in the three months ended June 30, 2004 down from $22.5 million in the three months ended June 30, 2003. Equipment cost of revenue attributable to new equipment sales decreased 17.1% to $4.8 million in the three months ended June 30, 2004 from $5.9 million in the three months ended June 30, 2003. Equipment cost of revenue attributable to re-used equipment sales decreased 27.9% to $12.0 million in the three months ended June 30, 2004 from $16.6 million in the three months ended June 30, 2003. The decrease in equipment cost of revenue during this period was primarily related to decreases in equipment sales volumes, increasing competition for certain older wireless technologies, and provisions required to reduce certain older wireless technology inventories to current market value. Provisions for excess and obsolete inventories decreased $300,000 to $1.6 million for the three months ended June 30, 2004 from $1.9 million in the three months ended June 30, 2003.

Equipment cost of revenue decreased 24.4% to $34.6 million in the six months ended June 30, 2004, from $45.8 million during the comparable period in 2003. The decrease in equipment cost of revenue during this period was primarily related to decreases in equipment sales volumes and increasing competitive pricing pressure. Equipment cost of revenue attributable to new equipment sales decreased 29.9% to $9.0 million in the six months ended June 30, 2004 from $12.8 million in the six months ended June 30, 2003. The decrease in equipment cost of revenue attributable to new equipment sales during this period was primarily related to decreases in equipment sales volumes. Equipment cost of revenue attributable to re-used equipment sales decreased 22.3% to $25.6 million in the six months ended June 30, 2004 from $33.0 million in the six months ended June 30, 2003. The decrease in equipment cost of revenue attributable to re-used equipment sales during this period was primarily related to decreases in equipment sales volumes and increasing competitive pricing pressure. Provisions for excess and obsolete inventories decreased $700,000 to $3.5 million for the six months ended June 30, 2004 from $4.2 million in the six months ended June 30, 2003 primarily as a result of the implementation of better inventory management processes.

Service Cost of Revenue. During the fourth quarter of 2003, we decided to de-emphasize certain low margin products and sold the assets of Compass Telecom. During 2003, service cost of revenue largely consisted of time and material for services outsourced to third-party entities. In 2004, service cost of revenue consists primarily of costs associated with the personnel involved in our services business and parts and equipment we purchase from third party sources. Service cost of revenue decreased 56.0% to $1.9 million in the three months ended June 30, 2004 from $4.4 million in the three months ended June 30, 2003. This decrease in service cost of revenue primarily reflected the execution of our decision to reduce the amount of low-margin, outsourced services products discussed above and the decline in service revenue as a result thereof.

Service cost of revenue for the six months ended June 30, 2004 decreased $0.9 million to $6.1 million from $7.0 million in the comparable period in 2003. The decrease in service cost of revenue was primarily attributable to our decision in the fourth quarter of 2003 to de-emphasize low-margin service products which had been outsourced to third parties and the decline in service revenue as a result thereof.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue, or gross margin, was 26.0% in the three months ended June 30, 2004, down from 27.7% in the three months ended June 30, 2003. The reduction in gross margin was primarily due to a shift in the mix of new and re-used equipment sales towards new equipment sales that were effectuated at lower gross margins. Gross margin attributable to new equipment sales increased to 15.5% in the three months ended June 30, 2004 compared to 8.9% in the three months ended June 30, 2003 primarily as a result of a program with a manufacturer to manage a product’s end of life. Gross margin attributable to re-used equipment sales decreased to 29.6% in the three months ended June 30, 2004 from 32.6% in the three months ended June 30, 2003 primarily as a result of increased competition.

Gross margins decreased to 24.4% for the six months ended June 30, 2004, compared to 27.7% in the six months ended June 30, 2003. The reduction in gross margin was primarily related to a large transaction in the first quarter of 2004 with a strategic national wireless carrier at no gross profit. This was the first significant sale to this operator and sourcing constraints caused us to deliver new equipment instead of re-used equipment to meet the customer’s schedules. Gross margin attributable to new equipment sales increased to 12.5% in the six months ended June 30, 2004 compared to 7.8% in the six months ended June 30, 2003. Gross margin attributable to re-used equipment sales decreased to 27.9% in the six months ended June 30, 2004 from 33.3% in the six months ended June 30, 2003 primarily as a result of the large transaction discussed above and increased competition.

Service Gross Profit. Gross profit as a percentage of service revenue increased to 35.5% in the three months ended June 30, 2004 compared to 8.9% in the three months ended June 30, 2003. The increase in gross profit on service revenue was primarily attributable to our decision in the fourth quarter of 2003 to de-emphasize certain low-margin products and dispose of the assets related to Compass Telecom which resulting in a shift in the mix to higher margin repair products in 2004 as compared to the similar period in 2003.

Gross profit as a percentage of service revenue increased to 27.3% in the six months ended June 30, 2004, compared to 16.7% in the six months ended June 30, 2003. The increase in gross profit on service revenue was primarily attributable to our decision in the fourth quarter of 2003 to de-emphasize certain low-margin products and dispose of the assets related to Compass Telecom which resulting in a shift in the mix to higher margin repair products in 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with sales materials and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining relationships with a variety of network operators. Sales and marketing expenses decreased to $5.9 million or 23.0% of net revenue in the three months ended June 30, 2004, from $6.8 million or 18.8% of net revenue in the comparable period in 2003. The primary reason for the decrease in sales and marketing expenses was due to a reduction in sales salary expense, which decreased approximately $607,000 from the three months ended June 30, 2003 to the comparable period in 2004 due to a decline in our sales staff and elimination of a layer of management to flatten the organization. This decline in our sales staff also resulted in a decrease in travel expenses of $87,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2004. In addition, as a result of the decline in revenues, commissions decreased $163,000 for the three months ended June 30, 2004 on a year over year basis.

Sales and marketing expenses decreased to $11.6 million or 21.3% of net revenue for the six months ended June 30, 2004, from $13.9 million or 19.3% of net revenues in the comparable period in 2003. The primary reason for the decrease in sales and marketing expenses was due to a reduction in sales salary expense, which decreased approximately $1.2 million from the three months ended June 30, 2003 to the comparable period in 2004 due to a decline in our sales staff and elimination of a layer of management to flatten the organization. This decline in our sales staff also resulted in a decrease in travel expenses of $249,000 for the six months ended June 30, 2004 as compared to the comparable period in 2003. In addition to salaries, rent expense decrease $234,000 for the six months period ended June 30, 2004 as compared to the six months period ended June 30, 2003.

General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel and professional fees. General and administrative expenses decreased to $5.0 million or 19.3% of net revenue in the three months ended June 30, 2004, from $5.9 million or 16.5% of net revenue in the comparable period in 2003. The primary decrease in general and administrative expenses was due to a decrease in salaries due to a decline in staff and elimination of a layer of management to flatten the organization. Salary expense decreased approximately $473,000 from the three months ended June 30, 2003 compared to the same period in June 30, 2004. The decline in staff during this period was primarily as a result of the consolidation of our distribution and technical operations to Dallas, Texas. In addition to salaries, rent expense decreased $225,000 and depreciation expense decreased $209,000 from June 30, 2003 to June 30, 2004.

General and administrative expenses decreased to $9.6 million or 17.8% of net revenue for the six months ended June 30, 2004, from $12.1 million or 16.8% of net revenues in comparable period in 2003. The decrease in general and administrative expenses for six months ended June 30, 2004 as compared to six months ended June 30, 2004 included a decrease of $1.2 million in salary expense due to the consolidation of our distribution and technical operations to Dallas, Texas. In addition, rent expense decreased $424,000 and depreciation expense decreased $325,000. These decreases in general and administrative expense were offset by an increase in training expenses of $122,000 for the six months ended June 30, 2004 on a year over year basis.

Amortization of Intangible Assets. Intangible assets consist of customer contracts, non-compete covenants and goodwill related to our acquisitions which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets decreased to $17,000 in the three months ended June 30, 2004, from $326,000 in the comparable period in 2003. Amortization of intangible assets decreased to $34,000 for the six months ended June 30, 2004 from $652,000 in the comparable period in 2003. As a result of our June 2003 impairment analysis, we reduced the carrying value of certain intangible assets, which in turn decreased our amortization expense. Amortization expense in the first quarter of 2003 included amortization expense related to customer contracts acquired from the Compass Telecom and Asurent Technologies acquisitions, which were fully amortized by the end of 2003.

Other Income (Expense), Net. Other income (expense), net, consists of investment earnings on cash and cash equivalent balances, realized gains/losses on disposals of assets and realized foreign currency gains/losses. Other income, net, decreased to $56,000 in the three months ended June 30, 2004 from $281,000 in the three months ended June 30, 2003. The decrease was due primarily to changes in foreign currency as compared to the same period in 2003. We had no long-term debt outstanding as of June 30, 2004. Other income, net, decreased to an expense of $150,000 for the six months ended June 30, 2004 from income of $421,000 in the comparable period in 2003. The decrease resulted as we incurred realized foreign currency losses in the first quarter of 2004, compared to gains recorded in the first quarter of 2003

Income Tax Provision/Benefit. Income tax provision for the three month period ended June 30, 2004 totaled $8,000 compared to an income tax benefit of $6.3 million in the comparable period in 2003. The income tax provision for 2004 represents estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by an increase in our valuation allowance. Income tax provision for the six months ended June 30, 2004 totaled $34,000. Income tax benefit for the six months ended June 30, 2003 totaled $7.7 million and was based on an effective tax rate of 24.0%.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $40.8 million at June 30, 2004 and $41.8 million at December 31, 2003. At June 30, 2004 and December 31, 2003, we also had $500,000 and $5.0 million, respectively, of short term investments which consisted of certificates of deposit.

Net cash used by operating activities for the six months ended June 30, 2004 was $4.8 million. The primary use of operating cash was the reported net loss of $7.9 million for the six months ended June 30, 2004, which was offset by non-cash charges of $3.5 million provision for excess and obsolete inventories and depreciation and amortization charges of $1.6 million. Significant sources of operating cash flows included a decrease in accounts receivable of $6.5 million. The decrease in accounts receivable was due to a continued focus on cash collections as well as decreasing revenues. Offsetting these operating cash flows was an increase in inventory of $5.7 million, an $859,000 increase in other current assets, a $591,000 decrease in accounts payable, a $1.0 million decrease in accrued compensation, and a $287,000 decrease in deferred revenue.

Net cash used in operating activities for the six months ended June 30, 2003 was $419,000. The primary source of operating cash flows was a decrease in accounts receivable of $6.2 million. Decreasing revenues and continued focus on cash collection caused the accounts receivable balance to decrease significantly from year-end levels. We also collected a $2.7 million refund of income taxes paid during 2002. In addition, inventories decreased by $2.4 million due to tightened controls over our inventory purchases. We also incurred a non-cash charge of $25.3 million to write off goodwill and other intangible assets. These increases were offset by $8.5 million in payments of accounts payable, $4.2 million in payments of other accrued liabilities and $2.5 million recognition of deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2004, includes purchases of property and equipment of $1.6 million, offset by $4.5 million received from the redemption of a short-term investment upon maturity. Net cash used in investing activities for the six months ended June 30, 2003 includes purchases of property and equipment of $2.5 million, purchase of a short-term certificate of deposit of $5.0 million, payment of an earnout related to the Compass acquisition of $2.9 million, partially offset by a repayment of a loan to an officer for $1.1 million.

Cash flows from financing activities for the six months ended June 30, 2004, included proceeds from stock option exercises of $713,000 and proceeds from employee stock purchases of $138,000. Cash flows from financing activities for the six months ended June 30, 2003 included proceeds from employee stock purchases of $213,000.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of June 30, 2004.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. As of June 30, 2004, the remaining lease terms range in length from six months to five years with future minimum lease payments as follows (in thousands):

	Six Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter
Gross restructuring related leases (see note 8)	$132	$266	$22	$ —	$—	$ —
Operating Leases	966	1,916	1,376	1,076	985	1,323

Total commitments	$1,098	$2,182	$1,398	$1,076	$985	$1,323

Under the terms of the lease agreements, we are also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes.

We anticipate fluctuations in working capital in the future primarily as a result of fluctuations in sales of equipment and relative levels of inventory.

We believe that cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contingencies

We may have in the past, and may hereafter, be involved in legal proceedings and litigation with third parties arising in the ordinary course of business. Such actions by third parties may subject us to significant liability and could be time consuming and expensive to resolve. We are not currently a party to or aware of any such litigation or other legal proceedings that could materially harm our business.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. FIN No. 46-R clarifies certain aspects of FIN No. 46 and provides certain entities with exemptions from the requirements of FIN No. 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN No. 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on our results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a significant impact on the Company’s results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of the statement did not have an impact on our results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004, as the Company does not have participating securities.

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

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. In 2002, 2003 and continuing in 2004, we experienced a general downturn in the level of capital spending by our telecommunications customers. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

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

For the three months ended June 30, 2004, 65.9% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 42.0% of our net revenue for the three months ended June 30, 2004. No single customer accounted for at least 10% of our net revenue in the six months ended June 30, 2004 or in 2003. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers. We face a further risk that consolidation among our significant customers, such as the recently announced acquisition of AT&T Wireless by Cingular Wireless, could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2003 and the first six months of 2004, some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and re-used equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment sales, we will not be able to maintain current gross margins.

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

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. For example, in April 2004, we announced the appointment of David W. Heard as our president and chief executive officer. In addition, in 2003, we announced management changes whereby our former president and chief executive officer, Rick Darnaby, left our Company, and our chief financial officer, C. Stephen Cordial became acting president and chief executive officer until David W. Heard, the Company’s newly appointed president and chief executive officer commenced his employment in May 2004. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

We intend to continue expanding our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $11.1 million, or 20.5%, of our net revenue for the six months ended June 30, 2004 and $30.0 million, or 22.0%, of our net revenue in the fiscal year 2003.

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

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. In June 2004, we completed our annual goodwill impairment test and determined that our goodwill was not impaired and no impairment charge was necessary.

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short and long-term deferred tax assets.

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

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 24.4% of our outstanding common stock as of July 9, 2004. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at June 30, 2004. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of June 30, 2004, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. During the six months ended June 30, 2004, net revenue earned outside the United States accounted for 20.5% of total revenue. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

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

ITEM 2. Changes in Securities

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 7, 2004, the following matters were acted upon by the stockholders of the Company:

1. The re-election of Barry Phelps and Charles E. Levine as Class II directors for an additional three year term:

	Shares In Favor	Shares Withheld
Barry Phelps	47,871,114	844,171
Charles E. Levine	48,032,255	683,026

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered accounting firm of the Company for the 2004 fiscal year ending:

Shares In Favor	Shares Against	Shares Abstained
48,045,372	650,452	19,462

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2	(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3	(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4	(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5	(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6	(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7	(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.8	(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.9	(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10	(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.11	(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.12	(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.13	(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.14	(b)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.15	(b)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

10.16	(b)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.17	(c)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.18	(d)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.19	(d)	Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated August 15, 2002.

10.20	(e)	First Amendment, dated January 28, 2003 and Original Lease Agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.21	(e)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

10.22	(f)	Offer Letter between Somera Communications, Inc. and Jeremy D. Rossen, dated September 19, 2000 and Letter Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated September 12, 2001.

10.23	(f)	Offer Letter between Somera Communications, Inc. and Glenn O’Brien, dated May 23, 2003.

10.24	(g)	Employment Agreement between Somera Communications, Inc. and Kerry Zan Moore, dated April 2, 2004.

10.25	(g)	Amended and Restated Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated April 2, 2004.

10.26	(g)	Executive Employment Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated April 2, 2004.

10.27(g)	Executive Employment Agreement between Somera Communications, Inc. and Glenn O’Brien, dated April 2, 2004.

10.28(g)	Executive Employment Agreement between Somera Communications, Inc. and David Heard, dated April 20, 2004.

10.29	Executive Employment Agreement between Somera Communications, Inc. and Michael Foliano, dated August 2, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(c)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on February 27, 2004.
(g)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on April 28, 2004.

(b) Reports on Form 8-K.

On March 31, 2004, the Company filed a report on Form 8-K furnishing a press release announcing its preliminary first quarter 2004 financial results.

On April 21, 2004, the Company filed a report on Form 8-K announcing that David Heard had been appointed president and chief executive officer and a director of the Company and furnishing a press release announcing first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2004.

SOMERA COMMUNICATIONS, INC.

By:	/s/ C. STEPHEN CORDIAL
(C. Stephen Cordial Chief Financial Officer)