Form 10-Q
period 2004-09-30
SOMERA COMMUNICATIONS INC
filed 2004-11-09
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2004
Common Stock, $0.001 par value	49,862,385

SOMERA COMMUNICATIONS, INC.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended September 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2004 and 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		32

PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$42,724	$41,842
Short-term investments	502	5,000
Accounts receivable, net of allowance for doubtful accounts of $663 and $943 at September 30, 2004 and December 31, 2003, respectively	13,944	19,906
Inventories, net	12,431	13,804
Income tax receivable	37	6,818
Other current assets	3,199	3,669

Total current assets	72,837	91,039
Property and equipment, net	5,407	5,809
Other assets	93	117
Goodwill	1,760	1,760
Intangible assets, net	67	117

Total assets	$80,164	$98,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,397	$14,520
Accrued compensation	2,322	3,478
Other accrued liabilities	10,220	9,338
Deferred revenue	522	1,369

Total current liabilities	25,461	28,705
Commitments (Note 5)
Stockholders’ equity:
Common stock, $.0001 par value; shares authorized, 200,000; shares issued and outstanding, 49,860 and 49,262 at September 30, 2004 and December 31, 2003, respectively	50	49
Additional paid-in capital	74,637	73,663
Unearned stock-based compensation	(78)	(98)
Accumulated other comprehensive (loss)/gain	(3)	5
Accumulated deficit	(19,903)	(3,482)

Total stockholders’ equity	54,703	70,137

Total liabilities and stockholders’ equity	$80,164	$98,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues:
Equipment revenue	$20,736	$26,393	$66,496	$89,750
Service revenue	1,957	4,367	10,352	12,801

Total revenues	22,693	30,760	76,848	102,551

Cost of revenues:
Equipment cost of revenue	17,346	21,070	51,935	66,851
Service cost of revenue	1,455	3,246	7,554	10,268

Total cost of revenues	18,801	24,316	59,489	77,119

Gross profit	3,892	6,444	17,359	25,432

Operating expenses:
Sales and marketing	5,288	6,062	16,847	19,941
General and administrative	7,309	6,652	16,932	18,710
Impairment of goodwill and intangible assets	—	—	—	25,329
Amortization of intangible assets	17	50	50	702

Total operating expenses	12,614	12,764	33,829	64,682

Loss from operations	(8,722)	(6,320)	(16,470)	(39,250)
Other income (expense), net	241	70	91	491

Loss before income taxes	(8,481)	(6,250)	(16,379)	(38,759)
Income tax provision (benefit)	8	(1,763)	42	(9,435)

Net loss	(8,489)	(4,487)	(16,421)	(29,324)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	8	64	(2)	(78)

Comprehensive loss	$(8,481)	$(4,423)	$(16,423)	$(29,402)

Net loss per share: basic and diluted	$(0.17)	$(0.09)	$(0.33)	$(0.60)
Weighted average shares: basic and diluted	49,808	49,150	49,695	49,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(16,421)	$(29,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,394	3,509
Provision for doubtful accounts	(98)	(34)
Provision for excess and obsolete inventories	6,334	8,079
Deferred tax asset	—	(5,059)
Amortization of stock-based compensation	20	8
Warrants issued in exchange for services	13	—
Loss on disposition of assets	318	—
Non-cash goodwill and intangible asset write-down	—	25,329
Forgiveness of loans to officers	—	150
Changes in operating assets and liabilities:
Accounts receivable	6,061	8,220
Inventories	(4,961)	5,447
Income tax receivable	6,781	1,070
Other current and non-current assets	494	(1,946)
Accounts payable	(2,123)	(9,663)
Accrued compensation	(1,156)	(1,284)
Deferred revenue	(847)	(4,204)
Other accrued liabilities	882	(1,675)
Income taxes payable	—	732

Net cash used in operating activities	(2,309)	(645)

Cash flows from investing activities:
Acquisition of property and equipment	(2,260)	(2,850)
Purchase of short-term investments	(2)	(5,000)
Sale of short-term investments	4,500	—
Repayment of loan to officer	—	1,129
Earnout payment related to Compass acquisition	—	(2,900)

Net cash provided by (used in) investing activities	2,238	(9,621)

Cash flows from financing activities:
Proceeds from stock options exercises	729	—
Proceeds from employee stock purchase plan	232	320

Net cash provided by financing activities	961	320

Net decrease (increase) in cash and cash equivalents	890	(9,946)
Effect of exchange rate changes on cash and cash equivalents	(8)	40
Cash and cash equivalents, beginning of period	41,842	50,431

Cash and cash equivalents, end of period	$42,724	$40,525

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

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, September 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

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

Note 2—Summary of Significant Accounting Policies:

Revenue Recognition

The Company’s revenues are derived from the sale of new and re-used telecommunications equipment and advanced services to support the equipment lifecycle management requirements of mature telecommunication networks. With the exception of equipment exchange transactions, whereby equipment for one operator’s network is taken in exchange for other equipment, equipment revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer.

The Company also generates service revenue, either in connection with equipment sales or through service-only transactions. Revenue related to time-and-materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying condensed consolidated balance sheets. Unbilled receivables were $281,000 and $674,000 at September 30, 2004 and 2003, respectively. Revenue from services represented approximately 8.6% and 14.2% of total revenue for the three month periods ended September 30, 2004 and 2003, respectively. Revenue from services was 13.5% and 12.5% for the nine month periods ended September 30, 2004 and 2003, respectively.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $94,000 and $111,000 for the three-month periods ended September 30, 2004 and 2003, respectively. For the nine-month period ended September 30, 2004, revenue recognized was $533,000, compared to $724,000 in the comparable period in 2003.

Research and Development

Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized over the estimated useful life, generally three years. The Company capitalized $69,000 and $290,000 of software development costs during the three and nine month periods ended September 30, 2004, respectively, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module.

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, and are as follows for the quarters ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss: as reported	$(8,489)	$(4,487)	$(16,421)	$(29,324)
Add: Stock-based employee compensation expensed in the financial statements	6	—	20	8
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(608)	(1,737)	(1,501)	(3,666)
Net loss: as adjusted	$(9,091)	$(6,224)	$(17,902)	$(32,982)
Net loss per share: basic and diluted as reported	$(0.17)	$(0.09)	$(0.33)	$(0.60)
Net loss per share: basic and diluted as adjusted	$(0.18)	$(0.13)	$(0.36)	$(0.67)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2004	2003	2004	2003
Risk-free interest rate	3.60%	3.20%	1.57%	1.13%
Expected life (in years)	5.0	5.0	0.5	0.5
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	82%	69%	82%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 59.5 million shares at September 30, 2004, compared to 61.1 million shares outstanding at September 30, 2003. The weighted average exercise price of outstanding stock options at September 30, 2004 and September 30, 2003 was $6.01 and $5.01, respectively. The weighted average exercise price of stock awards granted during the three month periods ended September 30, 2004 and 2003 was $1.38 and $1.59, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. In the quarter ended September 30, 2004, there was no dilutive impact due to the recorded net loss.

Options to purchase 8,248,065 and 5,834,815 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three and nine month periods ended September 30, 2004, and options to purchase 9,472,432 and 10,445,235 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three and nine month periods ended September 30, 2003, as their effect is anti-dilutive.

Note 3—Balance Sheet Accounts (in thousands):

	September 30, 2004	December 31, 2003
Inventories held for sale	$18,129	$17,508
Less: Reserve for excess and obsolete inventory	(5,698)	(3,704)

Inventories, net	$12,431	$13,804

During the nine months ended September 30, 2004, the Company disposed of $1.9 million of inventory, most of which had previously been reserved. The Company did not receive any proceeds from the disposals. An additional $2.4 million of inventory was written down to lower of cost or market value, most of which had also been previously reserved. The majority of the write-downs and write-offs related to re-used equipment. During the nine month period ended September 30, 2004, the Company incurred charges of $6.3 million of expense for excess and obsolete inventory.

	September 30, 2004	December 31, 2003
Other accrued liabilities:
Restructuring accrual (see Note 8)	$354	$551
Warranty reserve (see Note 6)	1,412	915
Income and other taxes payable	4,450	4,310
Other	4,004	3,562

	$10,220	$9,338

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

In the second quarter of 2003, the Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, in 2003, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values.

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

The following is a summary of the remaining intangible assets with finite useful lives at September 30, 2004 (in thousands):

2004

	Intangibles, net December 31, 2003	Amortization	Intangibles, net September 30, 2004
Non-compete agreement	$117	$(50)	$67

Amortization for the remaining portion of the year ending December 31, 2004 is expected to be $17,000. For the year ending December 31, 2005, the amortization is expected to be $50,000.

Note 5—Commitments and Contingencies:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit agreement requires facility fees, which are not significant, as well as the maintenance of certain minimum net worth and other financial covenants. As of September 30, 2004 and December 31, 2003, the Company was in compliance with all covenants. The Company had no long-term debt or outstanding letters of credit under this facility as of September 30, 2004 and December 31, 2003.

From time to time, the Company may be involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to, nor is aware of any such litigation or other legal proceedings at this time that could materially harm the business.

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

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

Balance as of December 31, 2003	$915
Provision for warranty liability	2,064
Settlements	(1,567)

Balance as of September 30, 2004	$1,412

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of September 30, 2004. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 7—Related Party Transactions and Loans to Officers:

In December 2002, the Company subleased approximately 1,300 square feet of space to the then current Chairman of the Board for $2,300 per month. The sublease expired on March 31, 2003.

On October 20, 1999, the Company entered into a mortgage loan agreement under which it advanced $1,351,000 to an officer of the Company. The mortgage loan was interest free, collateralized by the principal residence of the officer, and must be repaid when the residence is sold. Notwithstanding the foregoing, $300,000 of the amount advanced will be forgiven over eight years as to $25,000 on each of the first four anniversaries of the note and $50,000 on each of the fifth through eighth anniversaries. In September 2000, the officer repaid $425,000 of the principal balance. In September 2000, the Company re-loaned $300,000 to the officer on an interest free basis. In August 2002, the officer repaid $225,000 of the principal balance. Under the terms of the loan, $75,000 had previously been forgiven by the Company. The officer repaid the remaining balance on January 1, 2003.

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

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2.0 million to an officer of the Company as part of an employment agreement. The mortgage loan has a term of eight years, is interest free and is collateralized by the principal residence of the officer. Under the terms of the mortgage loan, the amount advanced, assuming the officer remains employed with the Company at such time, will be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note, and $300,000 on each of the seventh and eighth anniversaries. The loan could have been forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment is either terminated without cause or is constructively terminated. If the officer’s employment with the Company ceases for any other reason, the remaining balance becomes repayable to the Company. The term of repayment is dependent upon the reason for the officer’s employment termination and ranges up to twelve months from the date of termination of employment. Under the terms of the mortgage loan, the outstanding balance of the loan is due for full repayment upon the earlier of (i) the sale of the residence, or (ii) 12 months after the employment termination date. In the fourth quarter of 2003, the officer left the Company. In accordance with the terms of the arrangement, the balance owed to the Company is now due in full by December 2004, unless the former officer completes a sale of the residence prior to such time. As of September 30, 2004, the remaining balance under this loan was $1.6 million, which has been classified as other current assets on the condensed consolidated balance sheet. Since the date of loan issuance, in accordance with the terms of the agreement, the Company has forgiven an aggregate of $400,000 under this loan.

As a result of the above, the Company recorded compensation charges of $0 and $150,000 equal to the total amounts forgiven under these loans for the nine months ended September 30, 2004 and 2003, respectively. The amounts scheduled to be repaid within the next twelve months have been included in other current assets and totaled $1.6 million as of September 30, 2004.

Note 8—Restructuring Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the elimination of 29 employee positions throughout the Company in managerial, professional, clerical and operational roles. In addition, we planned to pay severance related to 50 employee positions that were eliminated as a result of the closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities. These positions were re-hired for roles in the new centralized location near Dallas, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Norcross and Euless facilities. Amounts expensed represent estimates of future cash outflows, offset by anticipated third-party sub-leases. At September 30, 2004, the Company remains obligated under lease obligations of $354,000 associated with its December 2002 operational restructuring. Expected sublease income has not been reflected in the schedule of commitments in Note 5, as sublease agreements have not been signed. The lease obligations expire in 2006.

At September 30, 2004, the accrued liability associated with the restructuring charge was $354,000 and consisted of the following (in thousands):

	Balance at December 31, 2003	Payments	Balance at September 30, 2004
Lease obligations	$551	$197	$354

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

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue:
New equipment	$4,946	$6,238	$15,213	$20,135
Re-used equipment	15,790	20,155	51,283	69,615
Services	1,957	4,367	10,352	12,801

Total	$22,693	$30,760	$76,848	$102,551

Gross profit:
New equipment	$741	$1,015	$1,451	$2,105
Re-used equipment	2,649	4,308	13,109	20,793
Services	502	1,121	2,799	2,534

Total	$3,892	$6,444	$17,359	$25,432

Operating expenses:
Sales and marketing	5,288	6,062	16,847	19,941
General and administrative	7,309	6,652	16,932	18,710
Impairment of goodwill and intangible assets	—	—	—	25,329
Amortization of intangible assets	17	50	50	702

Total operating expenses	12,614	12,764	33,829	64,682

Loss from operations	(8,722)	(6,320)	(16,470)	(39,250)
Other income (expense), net	241	70	91	491

Loss before income taxes	(8,481)	(6,250)	(16,379)	(38,759)
Income tax provision (benefit)	8	(1,763)	42	(9,435)

Net loss	(8,489)	(4,487)	(16,421)	(29,324)

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue:
United States	$17,362	$23,083	$60,426	$79,174
Canada	683	383	1,658	1,418
Latin America	206	1,622	2,339	5,318
Europe	3,660	3,494	10,402	9,968
Asia	782	1,432	1,463	5,271
Africa	0	474	560	626
Other	0	272	0	776

Total	$22,693	$30,760	$76,848	$102,551

Substantially all long-lived assets are maintained in the United States.

Note 10—Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. FIN No. 46-R clarifies certain aspects of FIN No. 46 and provides certain entities with exemptions from the requirements of FIN No. 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN No. 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on the Company’s results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a significant impact on the Company’s results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.” This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board’s (“FASB”) staff issued a number of positions (“FSP”) that focused primarily upon the application of EITF 03-01 to debt securities that are impaired solely due to interest rates and/or sector spreads. Subsequently, FASB suspended the effective date of the application of the majority of EITF 03-01 for an unspecified period, pending additional review. In the interim, the Company continues to apply earlier authoritative accounting guidance to the measurement and recognition of other-than-temporary impairments of its debt and equity securities.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of the statement did not have an impact on the Company’s results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004 as the Company does not have participating securities.

In September 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 are effective for fiscal years ending after October 13, 2004. The Company is currently in the process of determining the impact of this consensus on its financial results.

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

The Business

We work with over 1,100 global telecommunications operators and provide equipment lifecycle services to carriers to support their need to extend and manage the life of their aging networks at the lowest cost and greatest return on their assets. Somera’s core offerings support the management of these equipment lifecycles thereby enabling carriers to concentrate resources on core business competencies and the introduction of new technologies and services. Our suite of services include the buying, selling, and servicing of network assets. We supply our customers with a unique combination of new and re-used equipment from a variety of manufacturers to meet their specific and changing equipment needs. This allows them to make multi-vendor purchasing decisions from a single cost-effective source. Although we purchase some equipment directly from manufacturers, much of the equipment we sell is procured on the secondary market from telecommunications carriers and other sources. To further support our core strategy, we also support carriers’ needs to dispose of under-utilized equipment assets thereby generate new capital dollars and greater return on assets. This includes the valuation and remarketing of equipment assets outside of the carriers’ networks and the redeployment of viable assets back into the carriers’ networks. We also provide turnkey lifecycle management services for repair, advance spares exchange, inventory management, and reconfiguration to support mature network maintenance and reuse of carriers existing equipment assets at significant savings and reduced cycle times.

Industry Background and Trends

Telecommunications carriers are faced with an unprecedented convergence of new technology trends that are expected to accelerate the displacement and transition of network equipment – from VOIP (voice over internet protocol) and its impact on circuit switching, and Edge and access devices, to GigE (Gigabit Ethernet) and its displacement of SONET/SDH, to the continued evolution of last mile technologies such as DSL, FTTP (fiber to the premises), and WIMAX and subsequent migration to 3G last mile technologies such as EDGE and UMTS. While historically operators may have retained and depreciated the resulting under-utilized assets, sold them back to the original equipment manufacturer for significantly less than the purchase price, or scrapped the equipment, financial factors increasingly require operators to recapture a greater portion of their original investment. However, often the excess equipment that an operator already owns does not meet current and future hardware requirements. Yet this same equipment may have a significant useful life in another operator’s network. As such, telecommunications operators are increasingly utilizing third party assistance to regain a portion of their initial investment on the secondary market and/or to purchase previously owned, or “re-used”, equipment to satisfy their network hardware requirements at a lower cost.

Factors fueling this include:

•	Continued pressure to efficiently manage limited capital budgets. Telecommunications operators are therefore encouraged to rely upon the large supply of re-used equipment to stretch capital budgets and improve key financial metrics such as cash flow and return on investment.

•	Desire to maintain existing network structures based on mature technologies at the lowest possible costs. As operators look to upgrade to next generation networks and bring on new services, re-used equipment provides a cost-effective alternative to maintain legacy networks at a lower cost during this transitional period.

•	Recognition of the financial potential locked up in excess and redundant inventories. As operators explore ways to lower deployment costs, they have come to recognize that they can leverage their excess equipment as a way to offset the cost of equipment purchases and generate a greater return on assets.

•	Trends in the industry toward consolidation of telecommunications operators. Throughout the consolidation period, operators may seek lower cost support for legacy structures that include re-used equipment or redeployment of existing assets within their network, inventory valuation and disposition for redundant equipment asset as well as outsourced services.

Based on a report by the Tyler Group, a consulting firm, we believe the addressable market for equipment lifecycle services is about $9 billion, growing to about $12 billion by 2007 over the next few years based on industry reports. We believe growth in this market is likely to be fueled by a desire by companies to increase their focus on core competencies, lower capital and operating costs, reduce risk, improve return on assets, and manage current technologies in parallel with next generation implementation. Growth in this segment is based on a combination of service and equipment needs. Our opportunity to grow with this segment will require Somera to strengthen our services business to offer a complete equipment lifecycle management suite.

The Somera Strategy

Somera works with over 1,100 wireless and wireline telecommunications operators, providing equipment lifecycle management services to meet their specific and changing mature network requirements and optimize their equipment investment. Our core competencies, combined with our position as a publicly traded company, should provide a distinct competitive advantage to make Somera a low risk, high return investment solution to our customers:

•	Equipment Supply: The core business that Somera was founded upon is providing new and re-used equipment to operators, enabling them to lower network costs by approximately 30%-60%.

•	Services & Repair: Somera’s suite of lifecycle services includes providing testing and repair, advanced spares exchange, inventory management, and reconfiguration services to support mature network maintenance and re-use of carriers’ existing equipment assets at significant savings and reduced cycle times.

•	Asset Valuation & Disposition: Our proprietary global database, COMPASS, affords Somera a competitive advantage in the valuation of equipment. This capability provides for the accurate and efficient valuation, re-use, disposition, and disposal of network equipment.

Our ability to execute these core offerings is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot state-of-the art Execution and Deployment Center near Dallas, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet quality and uptime guarantees. Our operations support both high volume and transactional parts fulfillment to the delivery of highly custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. We are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Product Leadership: We have built a proprietary global database of customers, networks, and equipment. This provides unique capabilities to locate the equipment operator’s need at the best price, while helping us to determine the market value and financial return of re-used equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to seamlessly connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with Somera.com, creating a more effective 1-866-SOMERA1 customer service line and support programs, as well as offers to support the immense technology transition that is going on in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, Europe, Middle East, and Africa (“EMEA”) and Asia Pacific regions.

Equipment Supply

We provide new and re-used telecommunication operators wireless, wireline, and data equipment manufactured by a variety of OEMs. We offer operators with multiple categories of telecommunications infrastructure equipment to address their specific and changing equipment requirements primarily for network maintenance and incremental network expansions. We support analog, T1/E1, T3/E3, SONET, SDH, TDMA, CDMA, and GSM for voice communications and WAN, LAN, international access servers, and various other data products for data communications. We have a database of over 13,000 different items, from over 400 different manufacturers. These items are either immediately available in our physical inventory or readily available from one of our supply sources, including telecom operators, resellers, and manufacturers. We offer to our customers the same terms and conditions of the original manufacturer’s warranty on all new equipment. On re-used equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer’s original specifications.

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

Equipment Valuation and Disposition Support

A key market differentiator for Somera is our ability to help our customers determine the market value of excess and under-utilized equipment assets. The financial potential from these assets may provide a source of capital to offset the expense of other equipment and services purchases. The metrics for valuation are based on the data that we capture in our proprietary global database known as COMPASS. The database consists of product information and its respective market value, the installed technology base within our customers’ networks, plans for network build-out and de-installation, and demand and supply of equipment on the secondary market. The data domiciled within our database and applied to the valuation and marketability process is captured primarily through our sales and purchase transactions and interactions with customers. The data is interpreted by our internal sales, product line marketing, and supply groups.

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

Services & Repair

We provide services that can be both a catalyst to equipment sales or provide Somera with access to equipment supply that an operator may no longer need. Our primary services offering includes:

•	Equipment Repair: Our testing capabilities span over 5,000 different products and technologies. We have the ability to test products in house or source with outside, certified partners. Our testing facilities are certified to ISO 9000:2001 standards representing our clear commitment to maintain high standards.

•	Advanced Spares Exchange: Maintaining access to readily available spare parts is critical to reducing network downtime. Our services support carriers’ needs to have a reliable, immediately available source for network spares. Spares can either be inventoried on behalf of the carrier or procured on the market based on demand and usage by the customer.

•	Logistics Management: We plan to provide the logistics support to help carriers outsource their inventory requirements. This includes warehousing, serialization, visibility, and just-in-time deployment based on the customers’ network schedule.

We execute our services strategy through a combination of internal expertise and outsourced services. Services are performed by us either at the customer’s site or at our facility near Dallas, Texas. Services performed for the EMEA region are managed out of Amsterdam, The Netherlands.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues:
Equipment revenue	91.4%	85.8%	86.5%	87.5%
Service revenue	8.6	14.2	13.5	12.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	76.4	68.5	67.6	65.2
Service cost of revenue	6.4	10.6	9.8	10.0

Total cost of revenues	82.8	79.1	77.4	75.2

Gross profit	17.2	20.9	22.6	24.8

Operating expenses:
Sales and marketing	23.3	19.7	21.9	19.4
General and administrative	32.2	21.6	22.0	18.3
Impairment of goodwill and intangible assets	—		—	0.7
Amortization of intangible assets	0.1	0.2	0.1	24.7

Total operating expenses	55.6	41.5	44.0	63.1

Loss from operations	(38.4)	(20.5)	(21.4)	(38.3)
Other income (expense), net	(1.0)	0.2	(0.1)	0.5

Loss before income taxes	(37.4)	(20.3)	(21.3)	(37.8)
Income tax provision (benefit)	0.0	(5.7)	0.1	(9.2)

Net loss	(37.4)%	(14.6)%	(21.4)%	(28.6)%

Equipment Revenue. Substantially all of our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. Equipment revenue decreased 21.4% to $20.7 million in the three months ended September 30, 2004 from $26.4 million in the three months ended September 30, 2003. This decrease was primarily the result of lack of adequate sales and supply account reach and penetration. In addition, our equipment revenue was also affected by industry consolidation in major North American wireless accounts that caused budgets to be delayed as network build-out schedules and legacy network maintenance agendas were reviewed. This is directly reflected in our sales of new and re-used equipment as revenue from new equipment sales declined 20.7% and re-used equipment sales declined 21.7% compared to the same period in 2003.

Equipment revenue from customers in the United States decreased 24.8% to $17.4 million in the three months ended September 30, 2004, from $23.1 million in the three months ended September 30, 2003, primarily as a result of all of the factors discussed above. Largely due to employee turnover earlier in 2004 in Europe, equipment revenue from customers outside of the United States decreased 30.6% to $5.3 million in the three months ended September 30, 2004 from $7.7 million in the three months ended September 30, 2003.

Equipment revenue decreased 25.9% to $66.5 million in the nine months ended September 30, 2004 from $89.8 million in the nine months ended September 30, 2003. Revenue from new equipment sales declined 24.4% and re-used equipment sales for the nine-month period ended September 30, 2004 declined 26.3% compared to the same period in 2003. These declines in equipment revenue year over year were primarily due to lack of adequate sales resources and the consolidation in the North American wireless sector that caused budgets to be delayed as network build-out schedules and legacy network maintenance agendas were reviewed. The decline in equipment revenue was also due to increased competition.

Equipment revenue from customers in the United States decreased 23.7% to $60.4 million in the nine months ended September 30, 2004, from $79.2 million in the nine months ended September 30, 2003. This decrease was primarily the result of lack of adequate sales resources. In addition, our equipment revenue was also affected by industry consolidation in major North American wireless accounts that caused budgets to be delayed as network build-out schedules and legacy network maintenance agendas were reviewed

Largely due to employee turnover earlier in 2004 in Europe, equipment revenue from customers outside of the United States decreased 29.8% to $16.4 million in the nine months ended September 30, 2004 from $23.4 million in the nine months ended September 30, 2003.

Service Revenue. Service revenue in the third quarter of 2004 was primarily derived from repair contracts. Service revenue decreased 55.2% to $2.0 million in the three months ended September 30, 2004 from $4.4 million in the three months ended September 30, 2003. The decline in service revenue reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products, such as those from the acquisition of the assets of Compass Telecom.

Service revenue declined to $10.4 million for the nine months ended September 30, 2004 from $12.8 million for the nine months ended September 30, 2003. The decline in service revenue reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products, such as those from the acquisition of the assets of Compass Telecom. The decline in service revenue during the third quarter of 2004 was offset by growth in the first quarter of 2004, which was primarily driven by new contracts with wireless operators.

Equipment Cost of Revenue. Substantially all of our equipment cost of revenue consists of the costs of equipment we purchase from third party sources, related freight costs, associated external handling costs and write downs of existing inventory. Equipment cost of revenue decreased 17.1% to $17.3 million in the three months ended September 30, 2004 down from $21.1 million in the three months ended September 30, 2003. Equipment cost of revenue attributable to new equipment sales decreased 19.5% to $4.2 million in the three months ended September 30, 2004 from $5.2 million in the three months ended September 30, 2003. Equipment cost of revenue attributable to re-used equipment sales decreased 17.1% to $13.1 million in the three months ended September 30, 2004 from $15.8 million in the three months ended September 30, 2003. The decrease in equipment cost of revenue during this period was primarily related to decreases in equipment sales volumes, partially offset by increasing competition for certain older wireless technologies and by write downs of existing inventories. Provisions for excess and obsolete inventories decreased $1.0 million to $2.9 million for the three months ended September 30, 2004 from $3.9 million in the three months ended September 30, 2003. We recorded a $2.9 million charge related to excess and obsolete inventory during the quarter ended September 30, 2004. Subsequent to our consolidation of distribution centers to Dallas, Texas a year ago, we completed a physical inventory in the third quarter of 2003, and determined that $1.2 million of inventory was damaged or missing. Improved inventory controls during 2004 reduced this amount to an immaterial amount. In addition, we increased our inventory reserve in the third quarter of 2004 to $5.7 million to reduce the carrying value of our inventory to current market prices.

Equipment cost of revenue decreased 22.3% to $51.9 million in the nine months ended September 30, 2004, from $66.9 million during the comparable period in 2003. The decrease in equipment cost of revenue during this period was primarily related to decreases in equipment sales volumes partially offset by increasing competitive pricing pressure and by write downs of existing inventories. Equipment cost of revenue attributable to new equipment sales decreased 23.7% to $13.8 million in the nine months ended September 30, 2004 from $18.0 million in the nine months ended September 30, 2003. The decrease in equipment cost of revenue attributable to new equipment sales during this period was primarily related to decreases in equipment sales volumes. Equipment cost of revenue attributable to re-used equipment sales decreased 21.8% to $38.2 million in the nine months ended September 30, 2004 from $48.8 million in the nine months ended September 30, 2003. The decrease in equipment cost of revenue attributable to re-used equipment sales during this period was primarily related to decreases in equipment sales volumes partially offset by increasing competitive pricing pressure and by write downs of existing inventories.

Provisions for excess and obsolete inventories decreased $1.7 million to $6.3 million for the nine months ended September 30, 2004 from $8.1 million in the nine months ended September 30, 2003. Subsequent to our consolidation of distribution centers to Dallas, Texas a year ago, we completed a physical inventory in the third quarter of 2003, and determined that $1.2 million of inventory was damaged or missing. Improved inventory controls during 2004 reduced this amount to an immaterial amount. In addition, we increased our inventory reserve in the third quarter of 2004 to $5.7 million to reduce the carrying value of our inventory to current market prices.

Service Cost of Revenue. During the fourth quarter of 2003, we decided to de-emphasize certain low margin products and sold the assets of Compass Telecom. During 2003, service cost of revenue largely consisted of time and material for services outsourced to third-party entities. In 2004, service cost of revenue consists primarily of costs associated with the personnel involved in our services business and parts and equipment we purchase from third party sources. Service cost of revenue decreased 55.2% to $1.5 million in the three months ended September 30, 2004 from $3.2 million in the three months ended September 30, 2003. This decrease in service cost of revenue primarily reflected the reduction in the amount of low-margin, outsourced services products discussed above and the decline in service revenue as a result thereof partially offset by our decision to invest in certain services activities and rebalance our services offering to meet market trends.

Service cost of revenue for the nine months ended September 30, 2004 decreased $2.7 million to $7.6 million from $10.3 million in the comparable period in 2003. The decrease in service cost of revenue was primarily attributable to our decision in the fourth quarter of 2003 to de-emphasize low-margin service products which had been outsourced to third parties and the decline in service revenue as a result thereof partially offset by our decision to invest in certain services activities and rebalance our services offering to meet market trends.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue, or gross margin, was 16.3% in the three months ended September 30, 2004, down from 20.2% in the three months ended September 30, 2003. Gross margin attributed to new equipment sales decreased to 15.0% in the three months ended September 30, 2004 compared to 16.3% in the three months ended September 30, 2003. Gross margin attributed to re-used equipment sales decreased to 16.8% in the three months ended September 30, 2004 from 21.4% in the three months ended September 30, 2003.

The reduction in gross margin was related to a $2.5 million transaction with a strategic national wireless carrier in the first quarter of 2004 that was completed in the third quarter at no gross profit. Sourcing constraints caused us to deliver new equipment instead of re-used equipment to meet the customer’s schedules.

Gross margins decreased to 21.9% for the nine months ended September 30, 2004, compared to 25.5% in the nine months ended September 30, 2003. The reduction in total gross margin was primarily related to the $2.5 million transaction in 2004 with a strategic national wireless carrier at no gross profit. Gross margin attributed to new equipment sales decreased to 9.5% in the nine months ended September 30, 2004 compared to 10.5% in the nine months ended September 30, 2003. Gross margin attributed to re-used equipment sales decreased to 25.6% in the nine months ended September 30, 2004 from 29.9% in the nine months ended September 30, 2003 primarily as a result of the large transaction discussed above and increased competition.

Service Gross Profit. Gross profit as a percentage of service revenue remained flat at 25.7% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Gross profit on service revenue was impacted by our decision in the fourth quarter of 2003 to de-emphasize certain low-margin products and dispose of the assets related to Compass Telecom, which resulted in a shift in the mix to higher margin repair products in 2004. This improvement to our service margins was offset by expenses incurred in the third quarter of 2004 for fulfillment of customer contracts related to this former financial obligation.

Gross profit as a percentage of service revenue increased to 27.0% in the nine months ended September 30, 2004, compared to 19.8% in the nine months ended September 30, 2003. The increase in gross profit on service revenue was primarily attributed to our decision in the fourth quarter of 2003 to de-emphasize certain low-margin products and dispose of the assets related to Compass Telecom which resulting in a shift in the mix to higher margin repair products in 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with sales materials and promotions. A majority of our sales and marketing expenses are incurred in connection with establishing and maintaining relationships with a variety of network operators. Sales and marketing expenses decreased to $5.3 million or 23.3% of net revenue in the three months ended September 30, 2004, from $6.1 million or 19.7% of net revenue in the comparable period in 2003. The primary reason for the decrease in sales and marketing expenses was due to a reduction in sales commissions, which decreased approximately $451,000 from the three months ended September 30, 2003 to the comparable period in 2004 due to a decline in our sales staff and decline in revenue. We also experienced a decrease of $137,000 in our marketing expenses and a decrease of $97,000 in bad debt expense for the three months period ended September 30, 2004 as compared to the three months period ended September 30, 2003.

Sales and marketing expenses decreased to $16.8 million or 21.9% of net revenue for the nine months ended September 30, 2004, from $19.9 million or 19.4% of net revenues in the comparable period in 2003. The primary reason for the decrease in sales and marketing expenses was due to a reduction in sales salary expense, which decreased approximately $1.3 million from the nine months ended September 30, 2003. In addition, sales commission expense decreased approximately $573,000 from the nine months ended September 30, 2004 to the comparable period in 2003 due to a decline in our revenue. The decline in our sales staff also resulted in a decrease in travel expenses of $267,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003. In addition to salaries, rent expense decrease $276,000 for the nine months period ended September 30, 2004 as compared to the nine months period ended September 30, 2003.

General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel and professional fees. General and administrative expenses increased to $7.3 million or 32.2% of net revenue in the three months ended September 30, 2004, from $6.7 million or 21.6% of net revenue in the comparable period in 2003. The primary increase in general and administrative expenses was due to a $745,000 increase in consulting expenses as compared to the three months ended September 30, 2003. These consulting expenses related to strategy, training programs and compliance with the Sarbanes-Oxley Act and costs related to our restructuring efforts. During the three months ended September 30, 2004, we also incurred a $318,000 loss on disposal of fixed assets.

General and administrative expenses decreased to $16.9 million or 22.0% of net revenue for the nine months ended September 30, 2004, from $18.7 million or 18.2% of net revenues in comparable period in 2003. The decrease in general and administrative expenses for nine months ended September 30, 2004 as compared to nine months ended September 30, 2004 included a decrease of $1.0 million in salary expense due to the consolidation of our distribution and technical operations to Dallas, Texas. In addition, depreciation expense decreased $533,000, communications expenses decreased $336,000 and rent expense decreased $323,000 from the comparable period in 2003. These decreases in general and administrative expense were offset by an increase in consulting expenses of $657,000 and accounting expenses of $242,000 for the nine months ended September 30, 2004 on a year over year basis. These increases result from costs as part of compliance with the Sarbanes-Oxley Act. During the nine months ended September 30, 2004, we also incurred a $318,000 loss on disposal of fixed assets.

Amortization of Intangible Assets. Intangible assets consist of customer contracts, non-compete covenants and goodwill related to our acquisitions which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets decreased to $17,000 in the three months ended September 30, 2004, from $50,000 in the comparable period in 2003. Amortization of intangible assets decreased to $50,000 for the nine months ended September 30, 2004 from $702,000 in the comparable period in 2003. As a result of our September 2003 impairment analysis, we reduced the carrying value of certain intangible assets, which in turn decreased our amortization expense. Amortization expense in the first quarter of 2003 included amortization expense related to customer contracts acquired from the Compass Telecom and Asurent Technologies acquisitions, which were fully amortized by the end of 2003.

Other Income (Expense), Net. Other income (expense), net, consists of investment earnings on cash and cash equivalent balances and realized foreign currency gains/losses. Other income, net, increased to $241,000 in the three months ended September 30, 2004 from $70,000 in the three months ended September 30, 2003. The increase in expense was due to an increase in interest income for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. We had no long-term debt outstanding as of September 30, 2004. Other income (expense), net, decreased to income of $91,000 for the nine months ended September 30, 2004 from income of $491,000 in the comparable period in 2003. The decrease resulted as we incurred realized foreign currency losses in the first quarter of 2004, compared to gains recorded in the first quarter of 2003.

Income Tax Provision/Benefit. Income tax provision for the three month period ended September 30, 2004 totaled $8,000 compared to an income tax benefit of $1.8 million in the comparable period in 2003. The income tax provision for 2004 represents estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by an increase in our valuation allowance. Income tax provision for the nine months ended September 30, 2004 totaled $42,000. Income tax benefit for the nine months ended September 30, 2003 totaled $9.4 million.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $42.7 million at September 30, 2004 and $41.8 million at December 31, 2003. At September 30, 2004 and December 31, 2003, we also had $502,000 and $5.0 million, respectively, of short term investments which consisted of certificates of deposit.

Net cash used by operating activities for the nine months ended September 30, 2004 was $2.3 million. The primary use of operating cash was the reported net loss of $16.4 million for the nine months ended September 30, 2004, which was offset by non-cash charges of $6.3 million provision for excess and obsolete inventories and depreciation and amortization charges of $2.4 million. Significant sources of operating cash flows included a decrease in accounts receivable of $6.1 million and a decrease in inventory of $5.0 million. The decrease in accounts receivable was primarily due to decreasing revenue. Offsetting these operating cash flows was a $2.1 million decrease in accounts payable, a $1.2 million decrease in accrued compensation, and an $847,000 decrease in deferred revenue. The decrease in income tax receivable results from a tax refund of $6.8 million that was received in the third quarter of 2004.

Net cash used in operating activities was $645,000 for the nine months ended September 30, 2003. The primary use of operating cash was the reported net loss of $29.3 million offset by non-cash charges of $25.3 million related to goodwill impairments, $8.1 million related to inventory write-downs and $3.5 million in depreciation and amortization. Significant sources of operating cash flows include an $8.2 million decrease in accounts receivable and a $5.4 million decrease in inventories. The decrease in accounts receivable was due to a continued focus on cash collections and decreasing revenues. The decrease in inventories is due primarily to tightened controls over inventory purchases. Offsetting these operating cash flows was a $12.6 million decrease in accounts payable and accrued liabilities, as well as a $4.2 million decrease in deferred revenues.

Net cash provided by investing activities for the nine months ended September 30, 2004, includes purchases of property and equipment of $2.3 million, offset by $4.5 million received from the redemption of a short-term investment upon maturity. Net cash used in investing activities for the nine months ended September 30, 2003 includes purchases of property and equipment of $2.9 million, purchase of a short-term certificate of deposit of $2.9 million, payment of an earnout related to the Compass acquisition of $5.0 million, partially offset by a repayment of a loan to an officer for $1.1 million.

Cash flows from financing activities for the nine months ended September 30, 2004, included proceeds from stock option exercises of $729,000 and proceeds from employee stock purchases of $232,000. Cash flows from financing activities for the nine months ended September 30, 2003 included proceeds from employee stock purchases of $320,000.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of September 30, 2004.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. As of September 30, 2004, the remaining lease terms range in length from six months to five years with future minimum lease payments as follows (in thousands):

	Three Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter
Gross restructuring related leases (see note 8)	$66	$266	$22	$—	$—	$—
Operating Leases	567	2,113	1,478	1,181	1,149	1,235

Total commitments	$633	$2,379	$1,500	$1,181	$1,149	$1,235

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. FIN No. 46-R clarifies certain aspects of FIN No. 46 and provides certain entities with exemptions from the requirements of FIN No. 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN No. 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity’s activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on our results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a significant impact on the Company’s results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.” This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board’s (“FASB”) staff issued a number of positions (“FSP”) that focused primarily upon the application of EITF 03-01 to debt securities that are impaired solely due to interest rates and/or sector spreads. Subsequently, FASB suspended the effective date of the application of the majority of EITF 03-01 for an unspecified period, pending additional review. In the interim, the Company continues to apply earlier authoritative accounting guidance to the measurement and recognition of other-than-temporary impairments of its debt and equity securities.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of the statement did not have an impact on our results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004, as the Company does not have participating securities.

In September 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 are effective for fiscal years ending after October 13, 2004. The Company is currently in the process of determining the impact of this consensus on its financial results.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment and services we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market or price pressure from OEMs;

•	our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment and services we sell, which can be relatively lengthy;

•	delays in the commencement of our operations in new market segments and geographic regions;

•	costs relating to possible acquisitions and integration of new businesses; and

•	completed and/or concerns of impending consolidation of telecommunications operators.

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

The market for supplying equipment and services to telecommunications operators is competitive, and if we cannot compete effectively, our net revenue and gross margins might decline.

Competition among companies who supply equipment and services to telecommunications operators is intense. We currently face competition primarily from three sources: OEMs, distributors, secondary market dealers and telecommunications infrastructure support services companies who sell new and re-used telecommunications infrastructure equipment and services. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.

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

For the three months ended September 30, 2004, 69.6% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 39.3% of our net revenue for the three months ended September 30, 2004. No single customer accounted for at least 10% of our net revenue in the nine months ended September 30, 2004 or in 2003. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers. We face a further risk that consolidation among our significant customers, such as the recently announced acquisition of AT&T Wireless by Cingular Wireless, could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment and services we sell, which may impair our ability to maintain our gross margins.

In the future we expect to reduce prices in response to competition and to generate increased sales volume. In 2003 and the first nine months of 2004, some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and re-used equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment and service sales, we will not be able to maintain current gross margins.

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and evolving, and we are not certain that our potential customers will adopt and deploy re-used telecommunications equipment in their networks or use the telecommunications equipment lifecycle services we offer. For example, with respect to re-used equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase re-used equipment, our potential customers may not choose to purchase re-used equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks or perform the services we offer internally, which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of re-used equipment available for us to purchase, which would limit the development of this market.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our operating results.

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. For example, in April 2004, we announced the appointment of David W. Heard as our president and chief executive officer. In addition, in September 2004, we announced that our vice president and chief financial officer, C. Stephen Cordial, intends to leave our Company. In addition, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the telecommunications equipment and services industry is intense. Additionally, we depend on our ability to train and develop skilled sales people and an inability to do so would significantly harm our growth prospects and operating performance.

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

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, re-used equipment, and telecommunications equipment lifecycle services, or which could increase our expenses.

Our sales of re-used equipment and services depend upon telecommunications operator utilization of existing telecommunications network technology. If the lifecycle of equipment comprising operator networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model would be limited. This limited installed base would reduce the supply of, and demand for, re-used equipment and services we offer, which could decrease our net revenue. Additionally, to the extent that lifecycles for telecommunications equipment are shortened, equipment we hold in anticipation of future sales may, to an accelerating degree, become less valuable or obsolete and subject to an inventory write-down, which would increase our expense levels.

Many of our customers are telecommunications operators that may at any time reduce or discontinue their purchases of the equipment and services we sell to them.

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

One of our strategies is to develop and expand our relationships with Regional Bell Operating Companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of re-used equipment. We cannot assure you that the implementation of this strategy will be successful. RBOCs may not choose to sell re-used equipment to us or may not elect to purchase this equipment or services from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell re-used equipment to our customers or prospective customers or competitors. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our growth could suffer.

If we do not expand our international operations our growth could suffer.

We intend to expand our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000, and in 2002 established sales offices in Sweden and Russia. However, we may not be able to maintain or increase international market demand for the equipment and services we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment and services outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $16.4 million, or 21.4%, of our net revenue for the nine months ended September 30, 2004 and $30.0 million, or 22.0%, of our net revenue in the fiscal year 2003.

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

Defects in the equipment we sell or failure to perform services at a high level of performance may seriously harm our credibility and our business.

Telecommunications operators require a strict level of quality and reliability from telecommunications equipment and service suppliers. Telecommunications equipment is inherently complex and can contain undetected software or hardware errors. If we deliver telecommunications equipment with undetected material defects, or if we perform services at lower than expected quality levels, our reputation, credibility and sales could suffer. Moreover, because the equipment we sell is integrated into our customers’ networks, it can be difficult to identify the source of a problem should one occur. The occurrence of such defects, errors or failures or failure to perform services adequately could also result in delays in installation, product returns, product liability and warranty claims and other losses to us or our customers. In some of our contracts, we have agreed to indemnify our customers against liabilities arising from defects in the equipment or services we sell to them. Furthermore, we supply most of our customers with warranties that cover the equipment and services we offer. While we may carry insurance policies covering these possible liabilities, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim, whether successful or not, could be costly, damage our reputation and distract key personnel, any of which could harm our business.

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

Our officers and directors exert significant influence over us, and may make future business decisions with which some of our stockholders might disagree.

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 24.4% of our outstanding common stock as of July 9, 2004. As a result, these stockholders will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

Failure to comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002 could result in a negative market reaction.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K, beginning with the annual report we file in 2005. This report is required to contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the our internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not be able to comply with all of the requirements imposed by Section 404 in a timely manner. Further, if we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. If such actions were to occur, we cannot predict how the market or regulators will react.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at September 30, 2004. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of September 30, 2004, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. During the nine months ended September 30, 2004, net revenue earned outside the United States accounted for 21.4% of total revenue. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ending December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting and evaluated the adequacy of the Company’s internal control structure.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During 2004, the Company commenced testing of its internal controls. The Company’s documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating these gaps. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent registered public accounting firm’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.5(a)	Loan Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.6(a)	Security Agreement by and between Somera Communications and Fleet National Bank, dated August 31, 1999.

10.7(a)	Lease dated January 20, 1998 between Santa Barbara Corporate Center, LLC and Somera Communications.

10.8(a)	First Amendment to Lease, dated February 2, 1998, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.9(a)	Second Amendment to Lease, dated February 1, 1999, between Santa Barbara Corporate Center, LLC and Somera Communications.

10.10(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.11(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.12(c)	Sub-Sublease, dated August 2, 2000, between EDS Information Services, L.L.C. and Somera Communications, Inc.

10.13(c)	Sublease Agreement, dated May 19, 2000, between Dames & Moore, Inc. and Somera Communications, Inc.

10.14(b)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.15(b)	Lease Agreement, dated November 1, 2000, between Jersey State Properties and Somera Communications, Inc.

Exhibit Number	Exhibit Title
10.16(b)	First Amendment to Lease Agreement, dated January 1, 2001, between Jersey State Properties and Somera Communications, Inc.

10.17(c)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.18(d)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.19(d)	Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated August 15, 2002.

10.20(e)	First Amendment, dated January 28, 2003 and Original Lease Agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.21(e)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

10.22(f)	Offer Letter between Somera Communications, Inc. and Jeremy D. Rossen, dated September 19, 2000 and Letter Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated September 12, 2001.

10.23(f)	Offer Letter between Somera Communications, Inc. and Glenn O’Brien, dated May 23, 2003.

10.24(g)	Employment Agreement between Somera Communications, Inc. and Kerry Zan Moore, dated April 2, 2004.

10.25(g)	Amended and Restated Employment Agreement between Somera Communications, Inc. and Steve Cordial, dated April 2, 2004.

10.26(g)	Executive Employment Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated April 2, 2004.

10.27(g)	Executive Employment Agreement between Somera Communications, Inc. and Glenn O’Brien, dated April 2, 2004.

10.28 (g)	Executive Employment Agreement between Somera Communications, Inc. and David Heard, dated April 20, 2004.

10.29(h)	Executive Employment Agreement between Somera Communications, Inc. and Michael Foliano, dated August 2, 2004.

10.29(i)	Transition Agreement between Somera Communications, Inc. and C. Stephen Cordial, dated September 14, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(c)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.
(f)	Incorporated by reference to the Company’s Report on Form 10-K, filed on February 27, 2004.
(g)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on April 28, 2004.
(h)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on August 9, 2004
(i)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on September 16, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2004.

SOMERA COMMUNICATIONS, INC.

By:	/S/ C. STEPHEN CORDIAL
(C. Stephen Cordial Chief Financial Officer)