Form 10-K
period 2004-12-31
SOMERA COMMUNICATIONS INC
filed 2005-03-31
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-27843

Somera Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0521878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 S. Northpoint Drive, Coppell, TX 75019

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (972) 304-5660

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market as of June 25, 2004) was approximately $74,136,626. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 14, 2005 was 49,975,461.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

ITEM 1. BUSINESS

The Business

We provide equipment lifecycle management services to telecommunications carriers to help maintain and extend the life of legacy networks at lower costs. Our successful management of these lifecycles should enable our customers, primarily wireless and wireline carriers throughout the world, to concentrate on the introduction of new technologies. Somera supports their legacy networks through the sourcing, servicing, and liquidation of equipment on a more cost-effective basis thereby optimizing return on assets.

Our lifecycle management services consist of the following four areas:

(1) Equipment brokerage: Our core transaction business where we sell a combination of new and refurbished equipment from a variety of manufacturers at typical savings of 25% to 60% off manufacturer new list prices.

(2) Somera RecoveryPLUS™: A service whereby we help carriers identify hidden value in their current under-utilized inventories to improve return on assets. Through this program, we catalog, assess and value these inventories and then develop a procurement and disposition strategy, which provides immediate cash flow and expense relief to the carrier.

(3) Somera RepairPLUS: Services whereby we provide comprehensive repair and testing for wireless, wireline, and data products at significant savings and reduced cycle times.

(4) Somera LifecyclePLUS: A unique offering of customized operational, logistics, and technical services to drive down maintenance and operating expenses of mature technologies thereby enabling customers to focus more of their internal resources on core business strategies.

Industry Background and Trends

Today’s business environment is transforming the way carriers are managing the equipment lifecycles of their legacy networks. This transformation is being fueled by the following trends in the telecommunications industry:

•	A convergence of new technology that is expected to accelerate the displacement and transition of network equipment—from VoIP (voice over internet protocol) and its impact on circuit switching, edge and access devices, to GigE (Gigabit Ethernet) and its displacement of transport technologies such as SONET/SDH, to the continued broadband evolution of last mile technologies such as DSL, FTTP (fiber to the premises), and subsequent migration from 2G to 3G wireless technologies such as WIMAX, UMTS and CDMA2x;

•	The acceleration of mergers and acquisitions in the telecommunications industry that will drive network redundancies, excess equipment inventories, and pressure to identify savings synergies;

•	The competitive pressures to bring on new services and thereby lower the costs of legacy networks and preserve capital for investments in these new revenue producing services;

•	The need to create consistent and stable processes to manage equipment assets, accelerated by the requirements of Sarbanes-Oxley Act compliance.

As a result, carriers are seeking new strategies to more effectively manage equipment lifecycles and improve return on assets. Based on a report by the Tyler Group, an international consulting firm, we believe the addressable market for business process outsourcing of certain capabilities required to support equipment lifecycle management within the telecommunications industry, is about $9.0 billion, growing to about $12.0 billion by 2007. We believe growth in this market is likely to be fueled by a desire by carriers to increase their focus on core competencies, lower capital and operating costs, reduce risk, improve return on assets, and manage current technologies in parallel with next generation implementation. Growth in this segment is based on a combination of service and equipment needs. Our opportunity to grow in this segment will require Somera to strengthen our services business to offer a complete equipment lifecycle management suite.

The Somera Strategy

Somera has worked with over 1,100 telecommunications carriers, providing equipment lifecycle management services to maintain and extend the life of legacy networks at a lower cost and optimize return on invested capital. Our core competencies in setting the market for equipment values and demand and facilitating the transition to new technologies, our proprietary information technologies systems and workflows, and operational scale and certifications, combined with our position as a publicly traded company, should provide a distinct competitive advantage to make Somera a low risk, high return investment solution to our customers.

Our strategy is comprised of four separate but synergistic business areas: Equipment Brokerage, Somera RecoveryPLUS™, Somera RepairPLUS, and Somera LifecyclePLUS.

A. Equipment Brokerage

The equipment brokerage business is the core transactional business that Somera was founded upon, providing new and refurbished equipment from a variety of manufacturers to carriers at savings of approximately 25% to 60% off manufacturers’ list prices for new equipment. This allows our customers to make multi-vendor purchasing decisions from a single cost-effective source.

We offer carriers multiple categories of telecommunications infrastructure equipment to address their specific and changing equipment requirements, primarily for network maintenance and incremental network expansions. We support analog, T1/E1, T3/E3, SONET, SDH, TDMA, CDMA, and GSM for voice communications and WAN, LAN, international access servers, and various other data products for data communications. We have a database of over 14,000 different items from over 400 different manufacturers. Many of these items are either immediately available in our physical inventory or readily available from one of our supply sources, including carriers, resellers, and manufacturers. We offer to our customers many of the same terms and conditions of the original manufacturer’s warranty on all new equipment. On re-used equipment, we offer our own warranty which guarantees that the equipment will perform up to the manufacturer’s original specifications.

The new equipment we offer consists of telecommunications equipment primarily purchased directly from the original equipment manufacturer (“OEM”). The re-used equipment we offer consists primarily of equipment removed from the existing networks of telecommunications carriers, many of whom are also our customers. Our sources for re-used equipment are typically the original owners of such equipment, or resellers of such equipment and either the carrier, another third party, or a Somera trained professional removes the equipment from the network on behalf of the carrier.

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

B. Somera RecoveryPLUS™

Somera RecoveryPLUS™ is a new service launched in the fourth quarter 2004 that leverages Somera’s strength in the valuation and disposition of excess and under-utilized inventories. RecoveryPLUS™ helps carriers identify hidden value from these assets by either redeploying them back into the carriers’ network, thereby reducing the reliance on new equipment purchase for legacy network maintenance or remarketing these assets on the secondary market thereby generating a new source of capital to offset the expense of other equipment and services purchases. As a result, carriers are provided with immediate cash flow and expense relief and a more optimized return on assets.

The cataloguing, valuation, and disposition of excess inventories is not a core competency of our customers. Although they may have traditionally relied on the OEM to handle excess assets, carriers have come to recognize the need for a vendor agnostic, single source who can aggregate the diverse technologies and manufacturers that reside in the network and who in turn, can develop and execute a strategy that will optimize the return on theses assets.

The basic execution of a RecoveryPLUS™ program consists of dispatching Somera personnel to the carriers’ warehouses to discover and catalog under-utilized assets, build a database of this information, value the equipment, and develop a strategic framework for the disposition or redeployment of the equipment, including procurement of required equipment that the carrier does not have in inventory. The program is managed by a Somera Asset Manager (or “SAM”) that can be co-located inside the carriers’ organization and serves as the central point of contact dedicated to executing a RecoveryPLUS™ program.

The metrics we use for valuation of inventory are based on the data that we capture in our proprietary global database known as COMPASS. The database consists of product information and its respective market value, the installed technology base within our customers’ networks, plans for network build-out and de-installation, and demand and supply of equipment on the secondary market. The data domiciled within our database and applied to the valuation and marketability process is captured primarily through our sales and purchase transactions and interactions with customers. The data is interpreted by our internal sales, product line marketing, and supply groups.

For those equipment assets identified for disposition, we offer the following programs:

•	Consignment. In the consignment program, we do not take title to the equipment, but rather the supplier of the equipment, typically the telecommunications operators, retains title and generally stores the excess inventory in our warehouse. Our sales force then promotes the sale of the consigned equipment into our network of customers and prospects. Net proceeds from the consigned sales are shared with the supplier of the equipment on negotiated terms.

•	Asset Exchange. In the asset exchange program, we substitute or exchange equipment from one customer’s existing inventory for equipment from another customer’s inventory. Typically, there is no capital outlay and often times the asset exchange is executed for high demand infrastructure equipment.

•	Direct Purchase. In the direct purchase program, we purchase equipment from the carrier directly through cash payment.

•	Equipment Disposal. In the equipment disposal program, we provide support to customers to dispose of equipment that is no longer marketable and should be scrapped in a manner that complies with environmental regulations.

C. Somera RepairPLUS ™

Somera RepairPLUS supports our customers’ requirements for a high level of quality and reliability and a lower cost of ownership to address the demands of legacy network maintenance. Traditionally, carriers have relied on the original equipment manufacturer (OEM) to repair equipment. However, as OEMs have experienced staff reductions as a result of the telecommunications industry downturn, they have redirected more of their internal resources to their core competencies of new technology development and installation. Additionally, OEMs are outsourcing the manufacturing of product to third parties whose business model does not support the timely and cost-effective repair of equipment. As a result, carriers have experienced higher costs and longer turnaround times, which drives up the cost of network maintenance and increases the potential risk of revenue loss from network downtime. Therefore, we believe the opportunity exists to provide repair support that delivers cost savings, and faster turnaround times and mitigates risk to the carrier.

The Somera RepairPLUS capabilities include the repair and testing of a broad range of wireless and wireline products and technologies. We have the ability to test products in-house or outsource with certified partners. Our repair and testing facilities are certified to ISO 9000:2001 and TL9000 standards representing our clear commitment to quality. In-house repair is conducted at our Execution and Deployment Center in Coppell, Texas.

D. Somera LifecyclePLUS

Somera LifecyclePLUS is a unique suite of operational, logistics, and technical services designed to drive down maintenance and operating costs of legacy networks. These services can be customized to meet the unique requirements of the customer and include logistics management, custom configurations, installation/de-installation, spares management, and end-of-life management. We execute our LifecyclePLUS services strategy through a combination of internal expertise and outsourced services. Services are performed at our Execution and Deployment Center in Coppell, Texas. For the Europe, Middle East, and Africa (“EMEA”) region, services are managed at our facility in Amsterdam, The Netherlands.

Somera LifecyclePLUS services include the following:

•	Logistics Management: We provide complete turn-key logistics support for inventory management including barcoding, warehousing, tracking and reporting, and shipment based on the customers’ defined schedule.

•	Custom Configurations: We provide custom configurations to help operators deploy new technologies or redeploy existing equipment assets. Our services include unique engineered solutions to customer-defined configurations, “rack-n-stack” and kitting and staging, testing and verification to specifications, and ancillary equipment procurement.

•	Installation/De-Installation: Oftentimes under-utilized equipment assets need to be de-installed and then installed as part of the redeployment process. In addition, as part of a project plan where Somera purchases or supplies equipment, we can complement our offering with installation/de-installation. We provide project management, field supervision, certified technicians, and required logistics and materials management support to complement this offering.

•	Spares Management: Maintaining access to readily available spare parts is critical to reducing network downtime. Our services support carriers’ needs to have a reliable, available source for network spares. Spares can either be inventoried on behalf of the carrier or procured on the market based on demand and usage by the customer.

•	End-of-Life management: Somera works with carriers and OEMs to help them plan for the ultimate end-of-life of mature technologies in the network. We support this process with asset acquisition, spares maintenance, repair, and asset consolidation and planning at minimum required stocking levels.

Our ability to execute the core offerings of Equipment Brokerage, RecoveryPLUS™, RepairPLUS, and LifecyclePLUS is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot Execution and Deployment Center in Coppell, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet high quality and uptime standards. Our operations support both high volume and transactional parts fulfillment to the delivery of custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. In addition, we are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Program Leadership: Our intellectual capital in proprietary technology information systems and market knowledge of equipment demand, values and customer networks, enables us to develop leading programs to improve return on capital. We have built a proprietary global database of customers, networks, and equipment comprised of over 14,000 different items, from over 400 different manufacturers, spanning a decade of customers’ strategic and transactional requirements. This provides unique capabilities to locate equipment customers’ need at reasonable prices, while helping us to determine the market value and financial return on equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we believe we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to seamlessly connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with Somera.com, creating a more effective 1-866-SOMERA1 customer service line and support programs, as well as offering to support the immense technology transition that is occurring in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, EMEA and Asia Pacific regions.

Customers

We sell to every major segment of the telecommunications sector. In North America, we sell equipment to Independent Local Exchange Carriers (“ILECs”), Regional Bell Operating Companies (“RBOCs), Independed Exchange Carriers (“IXCs”), and to wireless operators including cellular, Personal Communications Service (“PCS”), paging and Specialized Mobile Radio (“SMRs”), and Competitive Local Exchange Carriers (“CLECs”). Outside of North America, we work primarily with large wireless operators in Latin America, EMEA, and Asia Pacific. We have worked with over 1,000 customers worldwide with the majority located in the United States. In 2004 and 2003, no customer accounted for more than 10% of our net revenue. In 2002, Verizon Communications accounted for 13.4% of our net revenue, with no other customer accounting for more than 10% of our net revenue. Sales to customers outside of the United States accounted for 21.8% of our net revenue in 2004, 22.0%

of our net revenue in 2003, and 14.9% of our net revenue in 2002. Customers from whom we recognized at least $5.0 million in net revenue in 2004 include leading operators such as AT&T Wireless, Verizon Communications, and Lucent Technologies.

Competition

We believe there is no direct competitor that offers a comparable suite of equipment lifecycle management services. The secondary market is highly fragmented and competitive and characterized by a few larger competitors, OEMs, and many smaller equipment providers. The business process outsourcing market is characterized by large organizations that typically focus on one particular offering or business type. Somera’s market opportunity touches both of these segments. As a result, as we expand our lifecycle services strategy, we are likely to face a new set of competitors.

For our core brokerage business, we may see increased competition in the secondary market arising from greater demand from carriers to lower their capital outlay for legacy network equipment purchases. As a result, we may experience heightened demand for the limited supply of re-used equipment. This is more evident in the wireline telecommunications market segment. This could lead to increased equipment costs and a reduction in equipment availability. These conditions could impact our ability to maintain gross margins and prevent us from meeting customer demand which might result in lost market share in the future.

Also, for new equipment, it has become common for manufacturers to aggressively discount current generation products or extend payment terms to reduce inventories or meet quarterly financial expectations. This behavior can dramatically lower prices for new equipment, which, in turn, puts downward pricing pressure on re-used equipment. Additionally, small and mid-size manufacturers may be more aggressive in taking over the sales and service of larger telecommunications operators that had been previously managed by us in order to improve specific account financial performance. Many of these competitors have longer operating histories, significantly greater resources and name recognition. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:

•	ability to devote greater resources to the development, promotion, and sale of their equipment and related services;

•	ability to adopt more aggressive pricing policies;

•	ability to expand existing customer relationships and more effectively develop new customer relationships, including securing long term purchase agreements;

•	ability to leverage their customer relationships through volume purchasing contracts and other means intended to discourage customers from purchasing products from us;

•	ability to more rapidly adopt new or emerging technologies and increase the array of products offered to better respond to changes in customer requirements;

•	greater focus and expertise on specific manufacturers or product lines; and

•	ability to form new alliances or business combinations to rapidly acquire significant market share.

There can be no assurance that we will have the resources to compete successfully in the future or that competitive pressures will not harm our business.

Employees

As of December 31, 2004, we had 228 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees are represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Demand for qualified personnel in the telecommunications equipment industry and our primary geographic locations is competitive. We may not be successful in attracting, integrating, retaining, and motivating a sufficient number of qualified employees to conduct our business in the future.

Where You Can Find More Information

Our principal executive offices are located at 301 S. Northpoint Drive, Coppell, Texas 75019, and our telephone number at this address is (972) 304-5660. You may request a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, at no cost, by writing or telephoning us at our address above (Attention: Investor Relations). Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov. Our Internet address is http://www.somera.com. The information on our web site is not incorporated by reference into this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company’s current executive officers as of March 31, 2005.

Name	Age	Position
David W. Heard	36	President and Chief Executive Officer
Jay T. Hilbert	46	Senior Vice President, Global Sales and Marketing
Michael Foliano	44	Vice President, Global Operations
Jeremy D. Rossen	34	Vice President, Corporate Development, General Counsel and Secretary
Kerry Zan Moore	44	Vice President, North America Sales
David J. Peters	45	Vice President, Finance

David W. Heard has served as President and Chief Executive Officer of Somera since May 2004. Before joining Somera, Mr. Heard was President and General Manager, Network Switching Division at Tekelec, Inc, a manufacturer of switching equipment, from June 2003 to May 2004. From February 2000 to June 2003, Mr. Heard was President and Chief Executive Officer at Santera Systems, Inc., a manufacturer of switching equipment, which was acquired by Tekelec in 2003. Mr. Heard held various positions from 1995 to 2000 at Lucent Technologies, a leading global manufacturer of telecommunications equipment, in the Access Division, Wireless Network Group, and GSM Mobility Group, most recently serving as Vice President of the Access Division. From 1990 to 1995, Mr. Heard was Regional Director at AT&T Corporation, a communications company. Mr. Heard began his career at Chrysler Motors. Mr. Heard holds an M.B.A. from the University of Dayton, a B.S. in Production & Operations Management from Ohio State University, and an M.S. in Management from Stanford University.

Jay T. Hilbert has served as Senior Vice President, Global Sales and Marketing of Somera since February 2005. Before joining Somera, Mr. Hilbert served as President of SMS Consulting Services, a technology consulting company, from November 2003 to January 2005. From October 2002 to October 2003, Mr. Hilbert was Senior Vice President, Sales, Marketing and Customer Service at ADC Telecommunications, a global manufacturer of network equipment, software solutions, and system integration services. Prior to that, Mr. Hilbert held numerous positions during his 17-year tenure at Alcatel/DSC Communications, a global data and telecommunications equipment manufacturer. At Alcatel/DSC Communications from May 2000 to October 2002, he was Group Vice President of Sales and Marketing and from January 1997 to April 2000 he was Vice President North American Telco Sales. Mr. Hilbert holds a B.S. in Engineering Management from the University of North Dakota.

Michael Foliano has served as Vice President, Global Operations of Somera since August 2004. From August 1997 to July 2004, Mr. Foliano held various positions with Lucent Technologies, a global manufacturer of telecommunications equipment, most recently as Vice President of Global Logistics and Customer Delivery Operations. From May 1984 to August 1995, Mr. Foliano held various positions at AT&T Network Systems, a long distance communications company. Mr. Foliano holds an M.S. in Management from Stanford University, an M. S. in Industrial Engineering from Purdue University, and a B.S. in Industrial & Systems Engineering from Ohio University.

Jeremy D. Rossen has served as Vice President, Corporate Development, General Counsel and Secretary of Somera since December 2003. Prior to that, Mr. Rossen served in various roles with Somera upon joining Somera in September 2000. Before joining Somera, Mr. Rossen was Senior Corporate Counsel for RealNames Corporation, an Internet company, from September 1999 to September 2000. From August 1996 to September 1999, Mr. Rossen served as a corporate and securities associate at Wilson Sonsini Goodrich and Rosati, a law firm specializing in serving the technology and growth business sector. Mr. Rossen holds a B.A. in Economics and a J.D. from the University of Pennsylvania.

Kerry Zan Moore joined Somera in August 2003 and assumed the position of Vice President, North America Sales in December 2004. Prior to joining Somera, Mr. Moore was Chief Operations Officer for CGM Consulting, a sales and marketing consulting firm, from February 2003 to August 2003. At Tellabs Operations, a telecommunications equipment manufacturer, Mr. Moore was Director, Global Services from April 2000 to February 2003. Prior to that, Mr. Moore held positions within the telecommunications industry including Lucent Technologies, Cox Communications, and Heartland Wireless Communications. Mr. Moore holds a B.A. from Texas Tech University and an M.B.A. from Concordia University.

David J. Peters has served as Vice President, Finance of Somera since August 2004. Prior to joining Somera, Mr. Peters was Controller of the Network Switching Division at Tekelec, Inc, a manufacturer of switching equipment, from June 2003 to August 2004. From December 2000 to June 2003, Mr. Peters was Controller at Santera Systems, Inc., a manufacturer of switching equipment, which was acquired by Tekelec in 2003. Prior to joining Santera Systems, Inc., Mr. Peters was Controller at New Edge Networks, a broadband communications company, from January 2000 to June of 2000. Prior to that, Mr. Peters held several positions with Protection One, Inc., an international residential and commercial security company, from July 1992 to December 1999, most recently serving as Vice President, Accounting and Financial Administration. Mr. Peters holds a B.B.A. from Iowa State University.

ITEM 2. PROPERTIES

Our principal executive and corporate offices, located in Coppell, Texas, occupy approximately 259,000 square feet under a lease agreement that expires in March 2010. Additionally, we occupy two (Carpinteria, California, Chicago, Illinois) office sites in the United States under lease agreements, totaling approximately 20,000 square feet. We also occupy several small general satellite sales offices.

In July 2003, we consolidated our smaller distribution and repair facilities into a larger facility in Coppell, Texas. At December 31, 2004, we have one vacant distribution center in Atlanta, Georgia totaling approximately 45,000 square feet. The lease expires in 2006 and the remaining lease payments are accrued from charges taken in the fourth quarter of 2002.

We lease additional properties outside the United States. Our European headquarters and distribution center, located in Amsterdam, The Netherlands, occupies approximately 14,000 square feet under a lease agreement that expires in October 2005. We have six other sales offices in the United Kingdom, Russia, Sweden, Brazil, and Hong Kong. We believe that our facilities are adequate for our current operations and that additional space can be obtained as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ National Market under the symbol “SMRA” since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 2004
First quarter	$3.14	$1.45
Second quarter	$2.13	$1.30
Third quarter	$1.69	$1.28
Fourth quarter	$1.41	$1.06
Year Ended December 31, 2003
First quarter	$2.80	$0.95
Second quarter	$1.92	$0.81
Third quarter	$2.30	$1.51
Fourth quarter	$2.05	$1.42

On March 14, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $1.49 per share. As of March 14, 2005, there were approximately 130 holders of record. Because many of such shares are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share/unit data)
Statements of Operations:
Revenues:
Equipment Revenue	$87,120	$119,729	$181,616	$214,099	$211,192
Service Revenue	12,914	16,838	17,584	7,157	—

Total Revenues	100,034	136,567	199,200	221,256	211,192

Cost of Revenues:
Equipment cost of revenue	67,008	88,458	134,726	143,021	134,618
Service cost of revenue	9,479	13,298	10,864	5,457	—

Total cost of revenues	76,487	101,756	145,590	148,478	134,618

Gross profit	23,547	34,811	53,610	72,778	76,574
Operating expenses:
Sales and marketing (1)	23,676	28,164	31,289	24,902	20,312
General and administrative (1)	23,017	26,997	26,979	22,049	16,108
Goodwill impairment (2)	—	24,825	—	—	—
Asset impairment (3)	—	522	1,593	—	—
Amortization of intangible assets (4)	67	751	689	1,484	302
Restructuring charges (5)	—	—	2,759	352	—

Total operating expenses	46,760	81,259	63,309	48,787	36,722

Income (loss) from operations	(23,213)	(46,448)	(9,699)	23,991	39,852
Other income, net	643	604	1,037	1,724	2,376

Income (loss) before income taxes	(22,570)	(45,844)	(8,662)	25,715	42,228
Income tax provision (benefit)	58	12,666	(3,508)	10,929	17,737

Net income (loss)	$(22,628)	$(58,510)	$(5,154)	$14,786	$24,491

Net income (loss) per share/unit—basic (6)	$(0.45)	$(1.19)	$(0.11)	$0.31	$0.51

Weighted average shares/units—basic	49,739	49,126	48,645	48,260	47,928

Net income (loss) per share/unit—diluted (6)	$(0.45)	$(1.19)	$(0.11)	$0.30	$0.51

Weighted average shares/units—diluted	49,739	49,126	48,645	48,625	48,329

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$41,770	$62,334	$77,332	$90,476	$78,513
Cash and cash equivalents (7)	7,654	30,642	38,231	54,522	31,816
Short-term investments (7)	32,757	16,200	12,200	—	1,450
Total assets	75,089	98,842	165,090	178,076	143,572
Total liabilities (8)	26,761	28,705	36,990	46,060	29,075
Stockholders’ equity	48,328	70,137	128,100	132,016	114,497

(1)	In 2003, we reclassified $1.0 million between Sales and Marketing and General and Administrative expenses for 2002 to conform to current year presentation. There was no net impact to operating expense or net income.
(2)	See Note 5 to the Consolidated Financial Statements.
(3)	See Note 3 and Note 11 to the Consolidated Financial Statements.
(4)	The acquisition of MSI Communications, Inc. in October 2000 and Asurent Technologies in October 2001 includes amortization totaling $302,000 in 2000 and $1.4 million in 2001 related to goodwill and acquired workforce. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” guidelines, for years subsequent to December 31, 2001, the carrying values must be assessed for impairment and no amortization is recorded. See Note 5 of notes to consolidated financial statements.
(5)	See Note 11 to the Consolidated Financial Statements.
(6)	See Note 2 of Notes to the Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share/unit—basic and diluted.
(7)	As more fully described in Note 2, in 2004, the Company began to classify its investment in auction rate securities as short-term investments. These amounts were previously included in cash and cash equivalents, and such amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period classification. The reclassification was made because the certificates had stated maturities beyond three months. The amount of the investments in auction rate securities as of December 31, 2004, 2003, 2002, 2001, and 2000 was $1.9 million, $11.2 million, $12.2 million, $0, and $1.5 million respectively. The reclassification resulted in changes in the consolidated statement of cash flows within the cash and cash equivalent balances and investing activities. This change had no impact on total assets, current assets or net income of the Company.
(8)	We had no long term debt as of December 31, 2004, 2003, 2002, 2001 and 2000.

Our fiscal years are on a 52 and 53 week basis. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the month. Our fiscal years 2004, 2003, 2002, 2001, and 2000 ended on January 2, 2005, December 28, 2003, December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

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

Corporate History

Somera Communications, Inc. was formed in August 1999 and is incorporated under the laws of the State of Delaware. The predecessor company was Somera Communications, LLC, which was formed in California in July 1995. In November 1999, we raised approximately $107 million in net proceeds from our initial public offering. Since that time, our common stock has traded on the Nasdaq National market under the symbol SMRA.

Business Combinations

In October 2000, we acquired MSI Communications Inc. (“MSI”). This acquisition enabled us to strengthen our product offering in data networking equipment and services, increased our national presence, and provided key personnel. This transaction was accounted for as a purchase. We paid $10.6 million in cash, including acquisition costs, and issued 693,391 shares of our common stock.

In October 2001, we completed the acquisition of the equipment and repair business of Asurent Technologies, Inc. (“Asurent”) for $6.3 million in cash, including acquisition costs. The acquisition of Asurent provided us with enhanced equipment repair capabilities, key personnel, and additional customer and supplier relationships.

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

In November 2003, we entered into an asset purchase agreement with two of the former owners of Compass Telecom, where we agreed to sell back to these former owners those service products that did not support or complement our equipment business, including site development, network development, and e911 services. In consideration of the transfer of assets, we received $745,000 on February 19, 2004 for certain expenses incurred by Somera on behalf of Compass Telecom and are due to receive 2% of gross revenues of the newly formed entity through 2006. The payment related to 2004 gross revenues is scheduled to be settled in 2005. Under the terms of the agreement, the former owners of Compass Telecom have relinquished their rights to receive all remaining earn-out payments referred to above under their prior agreement with Somera.

The financial results of these acquisitions have been included in our consolidated financial statements from the dates of acquisition. For further details about these acquisitions, see Note 3 of Notes to the Consolidated Financial Statements.

Results of Operations

2004 Compared to 2003

Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provision for returns. Equipment revenue decreased $32.6 million, or 27.2% to $87.1 million in 2004 from $119.7 million in 2003. Equipment revenue attributable to new equipment sales decreased to $20.2 million in 2004 from $28.8 million in 2003. Equipment revenue attributable to re-used equipment sales decreased 26.4% to $66.9 million in 2004 from $90.9 million in 2003.

This decrease in equipment revenue was primarily the result of insufficient sales and supply account reach and penetration, shifts in market demand and price erosion. Industry consolidation in major North American accounts also impacted equipment sales as carriers delayed network build-out schedules and legacy network maintenance agendas were reviewed. This is directly reflected in the sales of our new and re-used equipment as revenue from new equipment sales declined 30.0% and re-used equipment sales declined 26.4% compared to 2003. As a result, equipment sales in the United States decreased $24.4 million, or 27.2% to $65.3 million in 2004 from $89.7 million in 2003.

In 2004, net equipment revenue from customers outside the United States decreased $8.2 million, or 27.3%, to $21.8 million in 2004 from $30.0 million in 2003, largely due to employee turnover in early 2004 in our Europe region.

Service Revenue. Service revenue for 2004 was primarily derived from repair contracts. Service revenue decreased $3.9 million, or 23.3% to $12.9 million in 2004 from $16.8 million in 2003. The decline in service revenue reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products. Service revenue comprised 12.9% of total revenues in 2004 compared to 12.3% of total revenues in 2003.

Equipment Cost of Revenue. Our equipment cost of revenue consists of costs of equipment we purchase from third party sources, related freight charges, external handling costs, and write downs of existing inventory. Equipment cost of revenue decreased 24.3% to $67.0 million in 2004 from $88.5 million in 2003. Equipment cost of revenue attributable to new equipment sales decreased 32.0% to $17.5 million in 2004 from $25.7 million in 2003. Equipment cost of revenue attributable to re-used equipment sales decreased 21.1% to $49.6 million in 2004 from $62.8 million in 2003. The decrease in equipment cost of revenue during 2004 was primarily related to decreases in equipment sales volumes, increasing competition for certain older wireless technologies and by write downs of existing inventories. Provisions for excess and obsolete inventories decreased $1.3 million to $7.3 million in 2004 from $8.6 million in 2003. Subsequent to our consolidation of distribution centers to Coppell, Texas in 2003, we completed a physical inventory in the third quarter of 2003, and determined that $1.5 million of inventory was damaged or missing. Improved inventory controls during 2004 reduced the amount of damaged or missing inventory to an immaterial amount. We increased our inventory reserve in 2004 to $5.6 million from $3.7 million in 2003 to reduce the carrying value of our inventory to current market prices.

Service Cost of Revenue. Service cost of revenue consists primarily of personnel costs for the related service business as well as parts and equipment we purchase from third party sources in respect of the performance of services. During the fourth quarter of 2003, we decided to de-emphasize certain low margin and low value-add services. During 2003, service cost of revenue largely consisted of time and material for services outsourced to third-party entities. Service cost of revenue decreased $3.8 million, or 28.7%, to $9.5 million in 2004 from $13.3 million in 2003 as a result of our decision to deemphasize certain services as discussed above.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue, or gross margin, was 23.1%, or $20.1 million, in 2004 compared to 26.2%, or $31.3 million in 2003. Gross margin as a percentage of revenue attributable to new equipment sales increased to 13.5% in 2004 compared to 11.0% in 2003. Gross margin attributable to re-used equipment sales decreased to 26.0%, or $17.4 million, in 2004 from 30.9%, or $28.1 million, in 2003. The reduction in the re-used equipment gross margin was primarily related to a $2.5 million transaction in 2004 with a strategic national wireless carrier at no gross profit. Sourcing constraints caused us to deliver a large portion of new equipment instead of re-used equipment to meet the customer’s schedules. The decrease in total gross margin was also partially attributable to increased competition.

Service Gross Profit. Gross profit as a percentage of service revenue increased to 26.5%, or $3.4 million, in 2004 compared to 21.0%, or $3.5 million in 2003. The increase in gross profit on service revenue was primarily attributed to our decision in the fourth quarter of 2003 to de-emphasize certain low-margin and low value-add services, dispose of the assets related to Compass Telecom and a decision to invest in certain services activities and rebalance our services offering to meet market trends.

Sales and Marketing. Sales and marketing expenses consist primarily of sales personnel salaries, commissions and benefits, costs for marketing support to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses decreased $4.5 million to $23.7 million or 23.7% of net revenue in 2004 compared to $28.2 million or 20.6% of net revenue in 2003. The primary decrease in sales and marketing expenses was due to lower salaries, which decreased approximately $2.8 million in 2004 as compared to 2003 resulting from a decline in the number of sales staff throughout the year. In addition, commission expense decreased $882,000 as a result of lower sales levels as compared to 2003. In addition, rent expense also decreased $448,000 as compared to 2003.

General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased $4.0 million to $23.0 million, or 23.0% of net revenue, in 2004 compared to 2003, which was $27.0 million, or 19.8% of net revenue. The decrease in general and administrative expense from 2003 to 2004 is due to a reduction in general and administrative headcount by 23 persons during 2004 as a result of rebalancing efforts during the year. The decrease in general and administrative expenses from 2003 to 2004 included a decrease of $895,000 in salary expense and $406,000 in outside labor costs due to the consolidation of our distribution and technical operations to Coppell, Texas in 2003. Bonus expense also decreased $673,000 compared to 2003 due to staffing changes during the year and due to a decline in revenue. Further, bad debt expense decreased $392,000, health and general insurance costs decreased $673,000 due to lower headcount throughout the year and renegotiated terms on our policies, communications expenses decreased $308,000, relocation expenses decreased $302,000 and depreciation expense decreased $282,000 from 2003. These decreases in general and administrative expense were offset by an increase in consulting expenses of $1.1 million, an increase of $406,000 in accounting expenses, and $151,000 in tax and license expense in 2004 as compared to 2003. These increases resulted from expenses related to strategy and training programs as well as costs incurred in connection with compliance with the Sarbanes-Oxley Act. During 2004, we also incurred a $318,000 loss on disposal of fixed assets.

Restructuring Charges and Asset Impairment. Restructuring charges in 2003 relate to our annual impairment review of goodwill as required under SFAS No. 142, “Goodwill and Other Intangible Assets”. This analysis considered the estimated fair value of our three reporting units (New Equipment, Re-used Equipment, and Services) based on market capitalization, as implied by the value of our common stock and estimated discounted future cash flows. We determined that the carrying values of two reporting units (Services and Re-used Equipment) exceeded their respective fair values. Accordingly, we compared the implied fair value of the reporting unit goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million in 2003.

In the second quarter of 2004, the Company completed its annual impairment analysis of goodwill. Consistent with the annual impairment analysis conducted in 2003, we utilized a discounted cash flow model to perform our annual impairment analysis of goodwill. We reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value did not exceed the fair value of the reporting unit, we determined that the current goodwill of approximately $1.8 million related to new equipment was not impaired.

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

In the fourth quarter of 2002, we announced and began implementation of our operational restructuring plan to reduce operating costs and streamline our operating facilities. Continuing lease obligations primarily relate to closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2004, we remain obligated under lease obligations of $288,000 associated with our December 2002 operational restructuring. The lease obligations expire in 2006. Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

At December 31, 2004, the accrued liability associated with the restructuring charge was $288,000 and consisted of the following (in thousands):

	Balance at December 31, 2003	Payments	Balance at December 31, 2004
Lease obligations, net of estimated sublease income	$551	$(263)	$288

Amortization of Intangible Assets. Intangible assets subject to amortization consist of customer contracts and non-compete covenants related to our acquisitions during 2000, 2001, and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets decreased to $67,000 in 2004 from $751,000 in 2003. As a result of our June 2003 impairment analysis, we reduced the carrying value of certain intangible assets, which in turn decreased our amortization expense. Amortization expense in the first quarter of 2003 included amortization expense related to customer contracts acquired from the Compass Telecom and Asurent Technologies acquisitions, which were fully amortized by the end of 2003. No similar impairment was required in 2004.

Other Income, Net. Other income, net, consists of investment earnings on cash and cash equivalent balances and realized foreign currency gains/(losses). Other income, net, remained consistent year over year at $643,000 in 2004 compared to $604,000 in 2003. Interest income in 2004 was $1.5 million compared to $552,000 in 2003. Realized foreign currency gains/(losses) in 2004 were a loss of $94,000 compared to $468,000 in 2003.

Income Tax Provision (Benefit). In 2004 we had an income tax provision of $58,000, with an effective tax rate of 0.26%, compared to a provision of $12.7 million in 2003 with an effective rate of 27.7%. The income tax provision for 2004 represents estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by an increase in our valuation allowance. Under Generally Accepted Accounting Principles, we must establish valuation allowances against our deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported in 2002 and 2003 represented significant negative evidence which required a full valuation allowance to be recorded. In the fourth quarter of 2003, we recorded a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against our net deferred tax assets.

2003 Compared to 2002

Equipment Revenue. Substantially all of our equipment revenue consisted of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provision for returns. Equipment revenue decreased 34.1% to $119.7 million in 2003 from $181.6 million in 2002. The decrease in equipment revenue was primarily driven by a 50.1% decrease in new equipment sales, in conjunction with a 26.6% decrease in re-used equipment sales. Equipment revenue from customers in the United States decreased 40.1% to $89.7 million from $151.9 million, primarily due to reduced new equipment sales. In 2003, all revenue from customers outside of the United States consisted of equipment sales. Net revenue from customers outside of the United States increased 1.2% to $30.0 million in 2003 from $29.7 million in 2002 due to the expansion of our international operations, primarily in Europe. Our expansion in Europe was partially offset by decreases in our AsiaPacific and Latin America regions.

Equipment revenue attributable to new equipment sales decreased to $28.8 million in 2003 from $57.8 million in 2002. The decrease in new equipment net revenue was impacted significantly by OEM actions in 2003 to aggressively discount their current generation products and/or extend their terms to customers, to reduce their inventories and to meet their quarterly financial sales expectations. The result of these actions was to make it more feasible for operators, our customers, to purchase new equipment directly from the OEM, rather than purchasing from us. Additionally, another factor which caused the decline in new equipment revenues was the impact of our microwave equipment, which was our largest new equipment product category in 2003. The equipment we sold in this category was reaching the end of its lifecycle. Finally, as a result of the financial distress in the telecommunications industry, customer purchasing behavior changed, which reduced customers’ demand for new equipment, thus contributing to the decline in new equipment sales in 2003.

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

Service Revenue. Service revenue for 2003 was primarily derived from deployment (i.e., installation/de-installation, microwave support) and maintenance (i.e. repair) contracts. Service revenue decreased 4.3% to $16.8 million in 2003 from $17.6 million in 2002. Service revenues declined primarily due to customers’ postponement of network build-outs due to their budget constraints.

Equipment Cost of Revenue. Substantially all of our equipment cost of revenue consisted of the cost of equipment we purchase from third party sources, related in-bound and out-bound freight costs, and associated external handling costs. Equipment cost of revenue decreased 34.4% to $88.5 million in 2003 from $134.7 million in 2002. The decrease in equipment cost of revenue during this period was primarily attributable to decreases in our equipment volumes with respect to new equipment sales. Equipment cost of revenue attributable to new equipment sales decreased 50.0% to $25.7 million in 2003 from $51.3 million in 2002. Equipment cost of revenue attributable to re-used equipment sales decreased 24.8% to $62.8 million in 2003 from $83.5 million in 2002. The decrease in re-used equipment cost of revenue was proportionate to the decline in re-used equipment net revenue.

Service Cost of Revenue. Service cost of revenue primarily consisted of time and materials of our project managers and invoices for services outsourced to third-party entities. Service cost of revenue increased to $13.3 million in 2003 from $10.9 million in 2002. The increase in service cost of revenue was primarily attributable to increased costs of providing services due to our acquisition of Compass Telecom. Prior to the Compass Telecom acquisition, virtually all of our services were outsourced to third party vendors and the cost of services was primarily third-party vendor costs. With the acquisition of Compass Telecom, our service product offering increased and many contracts were completed with internal resources or with a combination of internal resources and outside vendors. These additional service offerings in conjunction with repair revenues, of which most are outsourced at low margins, was the primary reason for the increase in service cost of revenues.

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

Sales and Marketing. Sales and marketing expenses consisted primarily of salaries, commissions and benefits for sales, marketing and procurement employees as well as costs associated with advertising and promotions. A majority of our sales and marketing expenses were incurred in connection with establishing and maintaining long-term relationships with a variety of operators. Sales and marketing expenses decreased $3.1 million to $28.2 million or 20.7% of net revenue in 2003 compared to $31.3 million or 15.7% of net revenue in 2002. The primary decrease in sales and marketing was due to commissions, which decreased approximately $3 million due to a decrease in gross margin. In addition, salaries expense decreased $1.1 million from 2002 due to a decline in sales headcount of 85 during 2003. This decrease was offset by severance expense of approximately $868,000.

General and Administrative. General and administrative expenses consisted principally of salary and benefit costs for executive and administrative personnel, professional fees and facility costs including distribution and technical operations. General and administrative expenses remained constant year over year at $27.0 million, or 19.8% of net revenue, in 2003 compared to 2002, which was $27.0 million, or 13.5% of net revenue. The slight increase in general and administrative expenses as a percentage of revenue from 2002 to 2003 included a decrease of $1.3 million in salary expense due to reduced general and administrative headcount of 21 during 2003, and depreciation expense, which decreased $1.0 million. These decreases in general and administrative expenses were offset by increases in consulting expense of $1.3 million due to Sarbanes-Oxley compliance and a tax consulting project, increases in health and workers’ compensation insurance of $605,000, and increases in accounting expenses of $345,000.

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

In the fourth quarter of 2002, we announced and began implementation of our operational restructuring plan to reduce operating costs and streamline our operating facilities. Continuing lease obligations primarily relate to closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31,

2003, we remain obligated under lease obligations of $551,000 associated with our December 2002 operational restructuring. The lease obligations expire in 2006. Termination benefits were comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits did not include any amounts for employment-related services prior to termination.

At December 31, 2003, the accrued liability associated with the restructuring charge was $551,000 and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments	Balance at December 31, 2003
Lease obligations, net of estimated sublease income	$995	$(444)	$551
Termination benefits	1,609	(1,609)	—

Total	$2,604	$(2,053)	$551

Amortization of Intangible Assets. Intangible assets subject to amortization consisted of customer contracts and non-compete covenants related to our acquisitions during 2000, 2001 and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets increased to $751,000 in 2003 from $689,000 in 2002. The increase in amortization of intangible assets related to customer contracts and non-compete covenants acquired in October 2002 with the Compass Telecom acquisition and which resulted in a full year of amortization in 2003. The increase was offset by amortization related to the Asurent acquisition in 2002, which we amortized in 2002 and through March 2003.

Income Tax (Benefit) Provision. In 2003, we had an income tax provision of $12.7 million, with an effective tax rate of 27.7%. Our provision for taxes included a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against our net deferred tax assets. Under Generally Accepted Accounting Principles, we must establish valuation allowances against our deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported in 2002 and 2003 represented significant negative evidence which required a full valuation allowance to be recorded.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $7.7 million at December 31, 2004 and $30.6 million at December 31, 2003. At December 31, 2004 and December 31, 2003, we also had $32.8 million and $16.2 million, respectively, in short term investments.

Net cash used by operating activities for 2004 was $4.7 million. The primary use of operating cash was the reported net loss of $22.6 million, which was offset by non-cash charges of $7.3 million related to the provision for excess and obsolete inventories and depreciation and amortization charges of $3.5 million. The increase in inventory was due to an increase in reserves during 2004 due to changing demand levels due to consolidation within the telecommunications industry. Significant sources of operating cash flows included a decrease in accounts receivable of $3.6 million, and a decrease in income tax receivable of $6.8 million. The decrease in accounts receivable was primarily due to decreasing revenue. The decrease in income tax receivable results from a tax refund of $6.8 million that was received in the third quarter of 2004.

Offsetting these operating cash flows was a $3.5 million increase in inventory, a $2.1 million decrease in accounts payable, a $975,000 decrease in accrued compensation, and a $646,000 decrease in deferred revenue. As a result of our past purchase of used equipment for which demand did not materialize, the Company also increased inventory reserves during 2004. The decrease in accounts payable results from lower inventory levels throughout the year. The decrease in accrued compensation is a function of the change in staffing levels in 2004 as compared to 2003. The decrease in accrued compensation is also due to lower accrued commissions at the end of 2004 due to lower revenue levels.

Net cash provided by operating activities in 2003 was $553,000. The primary use of operating cash was the reported net loss of $58.5 million, which was offset by non-cash charges of $25.3 million related to impairment of goodwill and $24.8 million related to the write-off of our deferred tax assets. Other non-cash charges, which offset our operating net loss, were an $8.6 million provision for excess and obsolete inventories and depreciation and amortization charges of $4.5 million. The $8.6 million provision for excess and obsolete inventories for the year ended December 31, 2003 was primarily comprised of $1.5 million of lost, stolen and damaged inventory, $3.0 million provisions for the write-down of equipment carried at cost in excess of market demand, and $3.7 million general reserve requirements for excess and obsolete inventory. During the first two quarters of 2003, the Company consolidated all domestic inventory held in distribution centers located in the states of New Jersey, Georgia and California to a single, centrally located facility in Texas. This consolidation of distribution centers resulted in a $1.5 million provision in inventory reserve due to lost, stolen, and damaged inventory. Significant sources of operating cash flows included a decrease in accounts receivable of $3.9 million due to decreasing revenues and a decrease in inventory of $3.4 million. Increases in our operating activities were offset by a $5.4 million decrease in accounts payable, $4.3 million decrease in deferred revenue and a $4.1 million increase in income tax receivable.

Net cash generated by operating activities in 2002 was $10.4 million. The primary increase in net cash provided by operating activities was a decrease in accounts receivable of $19.5 million. We saw over a $6.0 million decline in net revenues in the fourth quarter. Decreasing revenues and continued focus on cash collection caused the accounts receivable balance to decrease significantly over the prior year. The inventory provision increased by $13.7 million, primarily due to a $11.9 million increase in the inventory reserve taken in the fourth quarter 2002. In the fourth quarter, we experienced a significant decline in market demand over the previous quarter and continued to see increased pricing pressures. Increases in our operating activities were offset by a $10.6 million decrease in accounts payable, $9.1 million increase in inventories and a $4.5 million decrease in income taxes payable.

Net cash used in by investing activities in 2004 includes purchase of short-term investments of $51.4 million, purchase of property and equipment of $2.4 million, offset by $34.8 million in proceeds from sales of short-term investments.

Net cash used in investing activities in 2003 comprised primarily of the purchase of a short-term investments of $11.6 million, sale of short-term investments of $7.6 million, acquisition of property and equipment of $2.8 million and an earn-out payment of $2.9 million related to the Compass Telecom acquisition. Net cash used in investing activities in 2002 was comprised primarily of our acquisition of Compass Telecom for $9.5 million in cash including acquisition costs, acquisition of property and equipment of $4.3 million, purchase of short-term investments of $22.8 million, sale of short-term investments of $10.6 million, and a loan to an officer for $2.0 million.

Cash flows from financing activities for the years ended December 31, 2004, 2003 and 2002, included proceeds from employee stock purchases of $232,000, $320,000, and $586,000, respectively. Cash flows from financing activities in 2004, 2003, and 2002 also included proceeds from stock option exercises of $744,000, $0, and $125,000, respectively.

At December 31, 2004, we had $7.7 million in cash and cash equivalents and $32.8 million in short-term investments. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2004.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments, net of sublease income, as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Gross restructuring related leases (see note 11)	$266	$22	$—	$—	$—	$—
Operating Leases	1,950	1,465	1,344	1,408	1,300	683

Total commitments	$2,216	$1,487	$1,344	$1,408	$1,300	$683

Under the terms of the lease agreements, we are also responsible for internal maintenance, utilities, and a proportionate share (based on square footage occupied) of property taxes.

We anticipate fluctuations in working capital in the future primarily as a result of fluctuations in sales of equipment and relative levels of inventory.

We believe that cash and cash equivalents, proceeds from short-term investments, and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

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

Results of Operations

The following table sets forth the results of operations for 2004, 2003, and 2002.

	Year Ended December 31,
	2004	2003	2002
	(dollar amounts in thousands)
Statements of Operations Data:
Revenues:
Equipment revenue	$87,120	$119,729	$181,616
Service revenue	12,914	16,838	17,584

Total revenues	100,034	136,567	199,200

Cost of revenues:
Equipment cost of revenue	67,008	88,458	134,726
Service cost of revenue	9,479	13,298	10,864

Total cost of revenues	76,487	101,756	145,590

Gross Profit	23,547	34,811	53,610
Operating expenses:
Sales and marketing	23,676	28,164	31,289
General and administrative	23,017	26,997	26,979
Goodwill impairment	—	24,825	—
Asset impairment	—	522	1,593
Amortization of intangible assets	67	751	689
Restructuring charges, net	—	—	2,759

Total operating expenses	46,760	81,259	63,309

Loss from operations	(23,213)	(46,448)	(9,699)
Other income, net	643	604	1,037

Loss before income taxes	(22,570)	(45,844)	(8,662)
Income tax provision (benefit)	58	12,666	(3,508)

Net loss	$(22,628)	$(58,510)	$(5,154)

As a Percentage of Net Revenue:
Revenues:
Equipment revenue	87.1	87.7	91.2
Service revenue	12.9	12.3	8.8

Total revenues	100%	100%	100%
Cost of revenues:
Equipment cost of revenue	67.0	64.8	67.6
Service cost of revenue	9.5	9.7	5.5

Total cost of revenues	76.5	74.5	73.1
Gross Profit	23.5	25.5	26.9
Operating expenses:
Sales and marketing	23.6	20.6	15.7
General and administrative	22.9	19.8	13.5
Goodwill impairment	—	18.2	—
Asset impairment	—	0.4	0.8
Amortization of intangible assets	0.1	0.5	0.3
Restructuring charges, net	—	—	1.4

Total operating expenses	46.6	59.5	31.7

Loss from operations	(23.1)	(34.0)	(4.8)
Other income, net	0.6	0.4	0.5

Loss before income taxes	(22.5)	(33.6)	(4.3)
Income tax provision (benefit)	0.1	9.3	(1.8)

Net loss	(22.6)	(42.9)	(2.5)

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, warranty reserves, sales return reserves, valuation allowances, valuation of goodwill and intangible assets, and income taxes to be critical policies.

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

We also generate service revenue, either in connection with equipment sales or through service only transactions. Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is reflected as unbilled receivables in the accompanying consolidated balance sheet. Unbilled receivables were $173,000, $100,000, and $255,000 at December 31, 2004, 2003 and 2002, respectively. Revenue from services represented approximately 12.9%, 12.3%, and 8.8%, of total revenue for the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

Revenue for transactions that include multiple elements such as equipment and services bundled together is allocated to each element based on its relative fair value based on negotiated terms (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. We recognize revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products.

We manage contracts whereby we pay for services rendered by third parties acting as agents for our customers. We pass these expenses through to customers, who reimburse us for the expenses plus a management fee. Revenues related to these types of contracts are from management fees received from customers.

We supply equipment to companies in exchange for new or re-used equipment or to companies from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, and Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $540,000, $1.1 million, and $1.3 million for the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

Warranty Reserve. We generally accrue for estimated future warranty expenses for equipment sales upon product delivery, and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The equipment warranties generally carry a one-year warranty from the date of delivery. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacture (“OEM”) warranty is longer or it is a requirement to sell to a specific customer or market. Accordingly, our estimated warranty expenses are determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor per claim, and in certain instances, estimated property damage. The warranty reserve is expensed to cost of goods sold and is included in other accrued liabilities. Actual claims incurred in the future may differ from original estimates, which may result in material revisions to the warranty reserves. At December 31, 2004 and 2003, the reserve for warranty obligations was $1.1 million and $915,000, respectively.

Sales Returns Reserve. As part of our revenue recognition policy, we estimate future product returns and establish reserves against revenue at the time of sale based on our historical return rate. The returns reserve is recorded against revenue and is included as a reduction of accounts receivable. Actual results could differ from those estimates, which could affect our operating results. At December 31, 2004 and 2003, the reserve for sales returns was $723,000 and $351,000, respectively.

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

At December 31, 2004, the estimated reserve for slow-moving and obsolete inventory was $5.6 million. Our inventory reserve methodology consists of reviewing all inventory items items for sales history or activity and reserving as a partial or full impairment as needed. During the year ended December 31, 2004 we recorded an $7.3 million increase to the inventory reserve, resulting from continued weakness in the telecommunications industry and changes in our business strategy, as well as our past purchase of used equipment for which demand did not materialize.

As of December 31, 2004, net inventory was 27.4% lower than as of December 31, 2003. Reserves were $5.6 million on $15.6 million of gross inventory at December 31, 2004 versus $3.7 million in reserves on $17.5 million in inventory at December 31, 2003. The decrease in inventory was due to reduced purchasing activity and cost controls as a response to telecommunications industry consolidations that affected equipment products.

At December 31, 2004, the estimated reserve for doubtful accounts was $574,000. We review our accounts receivable detail and specifically identify any customers for which indicators of impairment exist and record a specific doubtful accounts reserve for these balances. Additionally, we estimate a general reserve for bad debts based on historical write-offs as a percentage of sales.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on management estimates and assumptions. Generally Accepted Accounting Principles requires that we establish a full valuation allowance against our deferred tax assets if we determine that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, we consider both positive and negative evidence to support the recoverability of the deferred tax asset. We determined that our cumulative recurring losses in recent years represented significant negative evidence, which indicated the need for a full valuation allowance to be recorded. As such, we took a charge of $24.8 million to write off our deferred tax assets in the fourth quarter of 2003. In 2004, we increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards generated in the current year as we continue to provide for a full valuation allowance against the net deferred tax assets. We will record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses.

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

In June of 2004, we completed our annual impairment analysis of goodwill and purchased intangible assets. Consistent with the annual impairment analysis conducted in 2003, we utilized a discounted cash flow model to perform our annual impairment analysis of goodwill. We reviewed the estimated fair value of the New Equipment reporting unit based on the discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value did not exceed the fair value of the reporting unit, we determined that the current goodwill outstanding of approximately $1.8 million related to new equipment was not impaired. The goodwill balances at December 31, 2004 and 2003 were $1.8 million.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board’s (“FASB”) staff issued a number of positions (“FSP”) that focused primarily upon the application of EITF 03-01 to debt securities that are impaired solely due to interest rates and/or sector spreads. Subsequently, FASB suspended the effective date of the application of the majority of EITF 03-01 for an unspecified period, pending additional review. In the interim, we continue to apply earlier authoritative accounting guidance to the measurement and recognition of other-than-temporary impairments of its debt and equity securities.

In October 2004, the Emerging Issues Task Force (EITF) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 will be effective for fiscal periods beginning after March 15, 2005. We are currently in the process of determining the impact of EITF 04-10 on our financial results.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law by the U.S. President on October 22, 2004. The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on our effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We are currently in the process of evaluating the impact that the Act will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of fiscal year 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment and services we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market, price pressure from OEMs or other competitors;

•	our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment and services we sell, which can be relatively lengthy, especially as it relates to our lifecycle management services offering;

•	delays in the commencement of our operations in new market segments and geographic regions;

•	costs relating to possible acquisitions and integration of new businesses; and

•	delays or concerns resulting from or related to completed and/or impending consolidation of telecommunications operators.

Our business depends upon our ability to match third party re-used equipment supply with telecommunications operators demand for this equipment and failure to do so could reduce our net revenue or increase our expenses.

Our success depends on our continued ability to match the equipment needs of telecommunications operators with the supply of re-used equipment available in the secondary market. We depend upon maintaining business relationships with third parties who can provide us with re-used equipment and information on available re-used equipment. Failure to effectively manage these relationships and match the needs of our customers with available supply of re-used equipment could damage our ability to generate net revenue. In the event operators decrease the rate at which they de-install their networks, choose not to de-install their networks at all, or choose to sell or otherwise provide re-used equipment to others, it would be more difficult for us to locate this equipment, which could negatively impact our net revenue. Alternatively, if we do not adequately match supply by making equipment purchases in anticipation of sales to our customers that do not materialize prior to the decline in market value of such inventory or obsolescence of such inventory, this could result in higher costs to us in the form of future inventory write-downs.

A continued downturn and/or consolidation in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting and other pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. In 2002, 2003 and 2004, we experienced a general downturn in the level of capital spending by our telecommunications customers for the products and services we sell. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

The market for supplying equipment and services to telecommunications operators is competitive, and if we cannot compete effectively, our net revenue and gross margins might decline.

Competition among companies who supply equipment and services to telecommunications operators is intense. We currently face competition primarily from four sources: OEMs, distributors, secondary market dealers and telecommunications infrastructure support services companies who sell new and re-used telecommunications infrastructure equipment and services. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.

Competition is likely to increase as new companies enter our market, as current competitors expand their products and services, as our competitors consolidate, and as our customers develop internal capabilities. Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of re-used equipment, which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

In fiscal year 2004, 66.9% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators, distributors and secondary market dealers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer. In addition, in 2004, one supplier accounted for 14.8% of our equipment purchases. If we are unable to continue to purchase a significant portion of our equipment from this supplier, then our equipment costs could increase, thereby adversely impacting our operating results.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 39.6% of our net revenue in 2004, 44.9% of our net revenue in 2003, and 49.4% of our net revenue in 2002. No single customer accounted for at least 10% of our net revenue in 2004 or in 2003. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers. We face a further risk that consolidation among our significant customers, such as the recently completed acquisition of AT&T Wireless by Cingular Wireless, and the recently announced acquisitions of AT&T by SBC Communications, MCI by Verizon Communications or Qwest Communications, Nextel by Sprint, and Western Wireless by Alltell, could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment and services we sell, which may impair our ability to maintain our gross margins.

In the future, we expect to reduce prices in response to competition and to generate increased sales volume. In 2003 and 2004, some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and re-used equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment and service sales, we will not be able to maintain current gross margins.

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and evolving, and we are not certain that our current or potential customers will adopt and deploy re-used telecommunications equipment in their networks or purchase the telecommunications equipment lifecycle services we offer. For example, with respect to re-used equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase re-used equipment, our potential customers may not choose to purchase re-used equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks or perform the services we offer internally, which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of re-used equipment available for us to purchase, which would limit the development of this market. Further, we have found that the sales cycle for our recently-developed equipment lifecycle services offering is protracted due to the fact that this offering is new and involved multiple layers of our customers’ organizations. If we are unable to successfully sell our equipment lifecycle service offering to our customers or if the sales cycle for these services continues to be protracted, our business could suffer.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our business.

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. For example, in April 2004, we announced the appointment of David W. Heard as our president and chief executive officer. In addition, in December 2004, our vice president and chief financial officer, C. Stephen Cordial and our vice president of sales, Glenn O’Brien, left our Company. Further we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, re-used equipment, and telecommunications equipment lifecycle services, and which could increase our expenses.

Our sales of re-used equipment and services depend upon telecommunications operator utilization of existing telecommunications network technology. If the lifecycle of equipment comprising operator networks is significantly shortened for any reason, including technology advancements, the installed base of any particular model of equipment would be limited. This limited installed base would reduce the supply of, and demand for, re-used equipment and services we offer, which could decrease our net revenue. Additionally, to the extent that lifecycles for telecommunications equipment are shortened, equipment we hold in anticipation of future sales may, to an accelerating degree, become less valuable or obsolete and subject to an inventory write-down, which would increase our cost of sales levels.

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

If we fail to implement our strategy of purchasing equipment from and selling equipment and services to Regional Bell Operating Companies, our business will suffer.

One of our strategies is to develop and expand our relationships with Regional Bell Operating Companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of re-used equipment. We cannot assure you that the implementation of this strategy will be successful. RBOCs may not choose to sell re-used equipment to us or may not elect to purchase this equipment or services from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell re-used equipment to our customers or prospective customers or competitors. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our revenue levels could suffer.

If we do not expand our international operations our business could suffer.

We intend to expand our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment and services we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment and services outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $21.8 million, or 21.8%, of our net revenue in 2004, $30.0 million, or 22%, of our net in 2003, and $29.7 million, or 14.9%, of our net revenue in 2002.

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

While we have expanded our services capability, we still currently depend on, to a large degree, third parties for a variety of equipment-related services, including engineering, warehousing, repair, transportation, logistics, testing, installation and de-installation. This outsourcing strategy involves risks to our business, including reduced control over delivery schedules, quality and costs and the potential absence of adequate capacity. In the event that any significant subcontractor was to become unable or unwilling to continue to perform their required services, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources of third party services would be available to us on a timely basis, or at all.

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

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short and long-term deferred tax assets. In 2004, we increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards generated during the current year as we continue to provide for a full valuation allowance against our net deferred tax assets.

New regulations related to equity compensation could adversely affect our operating results and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as an important component of our employee compensation packages. We believe that our stock option plan is an essential tool to link the long-term interests of our stockholders and employees, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has implemented changes to United States generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The changes implemented by FASB relating to the accounting for equity compensation plans are scheduled to go into effect in mid-2005. This accounting pronouncement will negatively impact our operating results and could affect our ability to raise capital on acceptable terms. For an illustrative example of the adverse impact this accounting change may have had on our recent operating results, please see Note 2—“Summary of Significant Accounting Policies: Stock-based Compensation” to the consolidated financial statements included elsewhere in this report. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our facilities could be vulnerable to damage from earthquakes and other natural disasters.

Our office in Carpinteria, California, is located on or near known earthquake fault zones and our facilities worldwide are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If a disaster occurs that impacts our headquarters and execution and delivery center in Texas or our offices in the Netherlands, our ability to test and ship the equipment we sell would be seriously, if not completely, impaired, and our inventory could be damaged or destroyed, which would seriously harm our business. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

Our officers and directors exert significant influence over us, and may make future business decisions with which some of our stockholders might disagree.

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 17.4% of our outstanding common stock as of January 28, 2005. As a result, these stockholders will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

Failure to comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002 could result in a negative market reaction.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the our internal controls over financial reporting. While we have expended and continue to expend significant resources in complying with Section 404, there is a risk that we will not be able to comply with all of the requirements imposed by Section 404. Further, if we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404. If such actions were to occur, we cannot predict how the market or regulators will react.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at December 31, 2004. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short term investments do not subject the Company to a material interest rate risk. As of December 31, 2004, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During 2004, net revenue earned outside the United States accounted for 21.8% of total revenue. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

ITEM  8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Somera Communications, Inc.:

We have completed an integrated audit of Somera Communications, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Somera Communications, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 25, 2005

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,654	$30,642
Short-term investments	32,757	16,200
Accounts receivable, net of allowance for doubtful accounts of $574 and $943 at December 31, 2004 and December 31, 2003, respectively	16,217	19,906
Inventories, net	10,027	13,804
Income tax receivable	—	6,818
Other current assets	1,876	3,669

Total current assets	68,531	91,039
Property and equipment, net	4,600	5,809
Other assets	148	117
Goodwill	1,760	1,760
Intangible assets, net	50	117

Total assets	$75,089	$98,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,396	$14,520
Accrued compensation	2,503	3,478
Other accrued liabilities	11,139	9,338
Deferred revenue	723	1,369

Total current liabilities	26,761	28,705
Commitments (Note 6)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares, shares issued and outstanding: 49,872 and 49,262 at December 31, 2004 and 2003 respectively)	49	49
Additional paid-in capital	74,652	73,663
Unearned stock-based compensation	(72)	(98)
Accumulated other comprehensive gain (loss)	(191)	5
Accumulated deficit	(26,110)	(3,482)

Total stockholders’ equity	48,328	70,137

Total liabilities and stockholders’ equity	$75,089	$98,842

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenues:
Equipment revenue	$87,120	$119,729	$181,616
Service revenue	12,914	16,838	17,584

Total revenues	100,034	136,567	199,200

Cost of revenues:
Equipment cost of revenue	67,008	88,458	134,726
Service cost of revenue	9,479	13,298	10,864

Total cost of revenues	76,487	101,756	145,590

Gross Profit	23,547	34,811	53,610

Operating expenses:
Sales and marketing	23,676	28,164	31,289
General and administrative	23,017	26,997	26,979
Goodwill impairment	—	24,825	—
Asset impairment	—	522	1,593
Amortization of intangible assets	67	751	689
Restructuring charges, net	—	—	2,759

Total operating expenses	46,760	81,259	63,309

Loss from operations	(23,213)	(46,448)	(9,699)
Other income, net	643	604	1,037

Loss before income taxes	(22,570)	(45,844)	(8,662)
Income tax provision (benefit)	58	12,666	(3,508)

Net loss	$(22,628)	$(58,510)	$(5,154)

Net loss per share—basic and diluted	$(0.45)	$(1.19)	$(0.11)

Weighted average shares—basic and diluted	49,739	49,126	48,645

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss	$(22,628)	$(58,510)	$(5,154)
Other comprehensive income (loss):
Foreign currency translation losses (gains)	(117)	120	(44)
Unrealized loss on investments	(79)	—	3
Reclassification adjustments for (gains) losses included in net earnings	—	(1)	—

Other comprehensive income (loss)	(196)	119	(41)

Comprehensive loss	$(22,824)	$(58,391)	$(5,195)

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
	Number	Value
Balance, December 31, 2001	48,535	$49	$71,929	$(71)	$(73)	$60,182	$132,016
Issuance of common stock through employee stock purchase plan	168	—	586	—	—	—	586
Issuance of contingent common stock on acquisition of MSI Communications, Inc.	179	—	505	—	—	—	505
Issuance of common stock through stock option exercises	22	—	125	—	—	—	125
Amortization of unearned stock-based compensation	—	—	—	63	—	—	63
Unrealized gain/(loss) on investments	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(5,154)	(5,154)

Balance, December 31, 2002	48,904	$49	$73,145	$(8)	$(114)	$55,028	$128,100

Issuance of common stock through employee stock purchase plan	298	—	320	—	—	—	320
Warrants issued in exchange for services			51				51
Issuance of common stock in exchange for services	60	—	104	(104)	—	—	—
Compensation expense related to acceleration of stock options	—	—	43	—	—	—	43
Amortization of unearned stock-based compensation	—	—	—	14	—	—	14
Unrealized gain/(loss) on investments	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	(58,510)	(58,510)

Balance, December 31, 2003	49,262	$49	$73,663	$(98)	$5	$(3,482)	$70,137

Issuance of common stock through employee stock purchase plan	189	—	232	—	—	—	232
Warrants issued in exchange for services	—	—	13	—	—	—	13
Issuance of common stock through stock option exercises	421	—	744	—	—	—	744
Amortization of unearned stock-based compensation	—	—	—	26	—	—	26
Unrealized gain/(loss) on investments	—	—	—	—	(79)	—	(79)
Foreign currency translation adjustment	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	(22,628)	(22,628)

Balance, December 31, 2004	49,872	$49	$74,652	$(72)	$(191)	$(26,110)	$48,328

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(22,628)	$(58,510)	$(5,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,511	4,471	5,363
Provision for doubtful accounts	84	1,221	1,876
Provision for excess and obsolete inventories	7,264	8,583	13,667
Deferred tax provision (benefit)	—	24,813	(2,721)
Warrants issued in exchange for services	13	51	—
Accelerated vesting of stock options	—	43	—
Non-cash restructuring charge	—	—	1,593
Non-cash goodwill and intangible asset write-down	—	25,329	—
Amortization of stock-based compensation	26	14	63
Forgiveness of loans to officers	—	267	203
(Gain) loss on disposal of assets	318	—	(93)
Changes in operating assets and liabilities:
Accounts receivable	3,605	3,938	19,477
Inventories	(3,489)	3,433	(9,138)
Income tax receivable	6,818	(4,138)	—
Other current assets	1,793	(298)	(2,181)
Other assets	(31)	221	(129)
Accounts payable	(2,124)	(5,390)	(10,582)
Accrued compensation	(975)	373	335
Deferred revenue	(646)	(4,314)	1,133
Other accrued liabilities	1,801	446	1,203
Income taxes payable	—	—	(4,486)

Net cash (used in) provided by operating activities	(4,660)	553	10,429

Cash flows from investing activities:
Acquisition of property and equipment	(2,423)	(2,811)	(4,333)
Disposal of property and equipment	4	—	—
Acquisition of business, net of cash acquired	—	—	(9,529)
Purchase of short-term investments	(51,433)	(11,600)	(22,789)
Sale of short-term investments	34,797	7,600	10,589
Loans to officers	—	—	(2,000)
Repayment of loan to officer	—	1,129	675
Earn-out payment related to Compass Telecom acquisition	—	(2,900)	—

Net cash used in investing activities	(19,055)	(8,582)	(27,387)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	232	320	586
Proceeds from stock option exercises	744	—	125

Net cash provided by financing activities	976	320	711

Net decrease in cash and cash equivalents	(22,739)	(7,709)	(16,247)
Effect of exchange rate changes on cash and cash equivalents	(249)	120	(44)
Cash and cash equivalents, beginning of year	30,642	38,231	54,522

Cash and cash equivalents, end of year	$7,654	$30,642	$38,231

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18	$25	$67

Income taxes paid	$69	$95	$5,111

Issuance of common stock in acquisition of business	$—	$—	$505

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company:

Somera Communications, Inc. (“the Company”) was formed in August 1999 and is incorporated under the laws of the State of Delaware. The predecessor company was Somera Communications, LLC, which was formed in California in July 1995. In November 1999, the Company raised approximately $107 million in net proceeds from its initial public offering. Since that time, the Company’s common stock has traded on the Nasdaq National market under the symbol SMRA.

Note 2—Summary of Significant Accounting Policies:

Basis of Presentation

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Sunday nearest to December 31. Fiscal years 2004, 2003, and 2002 comprised the 53 or 52 week periods ended on January 2, 2005, December 28, 2003, and December 29, 2002, respectively. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Principles of Consolidation

The Company acquired MSI Communications, Inc. in October 2000 and created Somera Communications Sales Inc., a New Jersey based corporation. In November 2000, Somera Communications B.V. was formed and incorporated in The Netherlands. Somera Communications Pte Ltd., incorporated in Singapore, was formed in August 2001. Somera Communications Ltda, incorporated in Brazil, was formed in April 2002. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The Company also generates service revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying consolidated balance sheet. Unbilled receivables were $173,000, $100,000 and $255,000 at December 31, 2004, 2003 and 2002, respectively. Revenue from services represented approximately 12.9%, 12.3%, and 8.8% of total revenue for the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

Revenue for transactions that include multiple elements such as equipment and services bundled together is allocated to each element based on its relative fair value based on negotiated terms (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. The Company recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known. Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered elements are essential to the functionality of the delivered products.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $540,000, $1.1 million, and $1.3 million for the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

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

Under United States Generally Accepted Accounting Principles, the Company must establish valuation allowances against its deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered. It was determined that the Company’s cumulative losses reported in recent years represented significant negative evidence which required a full valuation allowance to be recorded. Accordingly, the Company took a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against its net deferred tax assets. In 2004, we increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards to continue to provide for a full valuation allowance against the net deferred tax assets. The Company will continue to assess the need to record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses.

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

For the year ended December 31, 2004, no single customer accounted for more that 10% of net revenue and one customer accounted for 11.7% of accounts receivable. For the year ended December 31, 2003, no single customer accounted for more than 10% of net revenue and one customer accounted for 22% of accounts receivable at December 31, 2003. For the year ended December 31, 2002, one customer accounted for 13.4% of net revenue and one customer accounted for 23.7% of accounts receivable at December 31, 2002.

One supplier accounted for 14.8% of equipment purchases in the year ended December 31, 2004 and for 11.5% of equipment purchases in the year ended December 31, 2003. A different supplier accounted for 14.7% of equipment purchases in the year ended December 31, 2002.

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

Short Term Investments

The Company had short-term investments of $32.8 million and $16.2 million at December 31, 2004 and 2003, respectively. The short-term investments consisted primarily of US government and auction rate securities representing cash available for current operations. Auction rate securities are variable rate bonds and preferred

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals. They trade at par and are callable at par on any interest payment date at the option of the issuer. Despite the long-term nature of the stated contractual maturities on our investments in auction rate securities, the Company has the ability to quickly liquidate these securities. The amount of the investments in auction rate securities as of December 31, 2004 and 2003 was $1.9 million and $11.2 million, respectively.

In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its short-term investments as “available for sale.” These items are carried at fair market value, based on quoted market prices, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity. All short-term investments are maintained in taxable securities. To date, unrealized gains or losses have not been material.

Certain auction rate securities amounting to $11.2 million at December 31, 2003 have been reclassified from cash and cash equivalents to short-term investments. The company had historically classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. The reclassification was made because the certificates had stated maturities beyond three months. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for fiscal 2003 and 2002, to reflect the gross purchases and sales of these variable rate securities as investing activities rather than as a component of cash and cash equivalents. For the years ended December 31, 2003 and 2002, adjustments to the statement of cash flows were made to reflect gross purchases of auction rates securities of $6.6 million and $17.8 million and gross sales of auction rate securities of $7.6 million and $5.6 million, respectively. These changes had no impact on total assets, current assets, net income or cash flows from operations of the Company.

Inventories

Inventories, which are comprised of finished goods held for resale, including re-used equipment, are stated at the lower of cost (determined on an average cost basis) or net realizable value. Costs may include refurbishment costs associated with repairing and reconfiguring re-used equipment held for resale. Inventories are stated net of reserves for obsolete and slow moving items.

Property and Equipment

Property and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or remaining lease term on a straight-line basis. Purchased software utilized in designing, installing and operating business information and communications systems is capitalized and amortized on a straight-line basis, generally over three years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the property’s useful life are capitalized. Gains and losses on dispositions of property and equipment are included in general and administrative expenses.

The estimated useful lives of depreciable new assets are as follows:

Furniture & Fixtures	5 years
Computer & Phone Equipment	3 years
Software	3 years
Warehouse Equipment	5 years
Leasehold improvements	7 years or life of the lease

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The Company currently operates as three reporting units comprised of New Equipment, Re-used Equipment, and Services. The excess of the fair value of the reporting units over the amounts allocated to the identifiable assets and liabilities of the reporting unit is the implied fair value of the goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts annual impairment tests every June and whenever events or circumstances may occur that might require the need for more frequent tests. These circumstances include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within the Company, the disposition of a significant portion of the Company, or a significant adverse change in business climate or regulations. Upon completion of the 2003 impairment review, the Company recorded a total impairment charge for goodwill and intangible assets of $24.8 million. No impairment was required in 2004 based on the annual impairment review. See Note 5.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. During 2003, the Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values. See Note 5.

Warranty Reserve

The Company generally accrues for estimated future warranty expenses for equipment sales upon sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The Company offers a standard warranty of one year from date of shipment for all equipment sold. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacture (“OEM”) warranty is longer or it is a requirement to sell to a specific customer or market. Accordingly, the Company’s estimated warranty expenses are determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor per claim, and in certain instances, estimated property damage. The warranty reserve is expensed to cost of goods sold and is included in other accrued liabilities. Actual claims incurred in the future may differ from original estimates, which may result in material revisions to the warranty reserve.

Sales Returns Reserve

As part of the Company’s revenue recognition policy, the Company estimates future product returns and establish reserves against revenue at the time of sale based on historical return rate. The returns reserve is recorded against revenue and is included as a reduction to accounts receivable. Actual results could differ from those estimates, which could affect operating results.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its interpretations in accounting for its employee stock options. The Company amortizes stock based compensation arising from certain employee and non-employee stock option grants over the vesting periods of the related options, generally four years, using the method set out in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options.

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and are as follows for the years ended December 31, 2004, 2003, and 2002 (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss—as reported	$(22,628)	$(58,510)	$(5,154)
Add: Stock-based employee compensation expensed in the financial statements, net of related tax effects	26	57	63
Deduct: Stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(1,485)	(3,598)	(12,504)

Net loss —as adjusted	$(24,087)	$(62,051)	$(17,595)

Net loss per share—basic and diluted as reported	$(0.45)	$(1.19)	$(0.11)
Net loss per share—basic and diluted as adjusted	$(0.48)	$(1.26)	$(0.36)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” using the following assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	3.37%	3.36%	2.62%	1.87%	1.05%	2.30%
Expected life (in years)	5	5	5	0.50	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	84%	81%	95%	69%	59%	79%

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic net loss per share is computed by dividing the loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. For the years ended 2004, 2003 and 2002, there was no dilutive impact due to the recorded net loss in all periods. As a result, weighted average shares outstanding for basic and diluted shares are the same for all periods presented:

	Year Ended December 31,
	2004	2003	2002
Numerator
Net loss	$(22,628)	$(58,510)	$(5,154)

Denominator
Weighted average shares—basic and diluted	49,739	49,126	48,645

Net loss per share—basic and diluted	$(0.45)	$(1.19)	$(0.11)

For the years ended December 31, 2004, 2003, and 2002, options to purchase 3,165,204, 7,530,228, and 4,302,196 shares of common stock were excluded from the fully diluted calculation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

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

In October 2004, the Emerging Issues Task Force (EITF) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The provisions of EITF Issue No. 04-10 will be effective for fiscal periods beginning after March 15, 2005. The Company is currently in the process of determining the impact of EITF 04-10 on its financial results.

The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law by the U.S. President on October 22, 2004. The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to accumulated income earned abroad. The new law could potentially have an impact on the Company’s effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. The Company is currently in the process of evaluating the impact that the Act will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal year 2005, beginning July 1, 2005. Under SFAS No. 123R, The Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

Note 3—Acquisitions:

Compass Telecom, LLC.

On October 9, 2002, the Company acquired Compass Telecom Services (“Compass Telecom”) for $9.5 million in cash including acquisition costs. Compass Telecom provides outsourced services to support telecom

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operators’ need to more efficiently optimize their networks and equipment assets. Through this acquisition, the Company developed or strengthened services offerings in the areas of equipment deployment services for installation, de-installation and microwave deployment, as well as site development, network development, and e911 services. The acquisition was accounted for in accordance with SFAS No. 141 “Business Combinations.” The results of operations of Compass Telecom have been included in the consolidated financial statements since the date of acquisition.

The purchase agreement also provided for earn outs in years 2002 through 2004 for certain officers of Compass Telecom. The earn outs were contingent upon the financial performance of Compass Telecom during the fourth quarter of 2002, and fiscal years 2003 and 2004. The fourth quarter 2002 earn out was achieved, resulting in a $2.9 million increase in the purchase price and associated goodwill. The earn out was accrued in other accrued liabilities as of December 31, 2002 and subsequently paid in 2003. For the following two years, additional amounts were to be earned based on certain financial performance and employee retention milestones. Under the original purchase agreement, for the years ending December 31, 2003 and 2004, the maximum earn outs were $3.85 million and $3.25 million, respectively.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as determined by the Company’s management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. Compass Telecom provides outsourced services to support telecom operators’ need to more efficiently optimize their networks and equipment assets. The purchase price, including the earn-out of $2.9 million, was allocated as follows (in thousands):

Current assets	$2,708
Property and equipment	315
Other long-term assets	32
Assumed liabilities	(1,486)
Customer contract	654
Non-compete agreements	665
Goodwill	9,509

Total purchase price	$12,397

The customer contract intangible asset was amortized over the fifteen-month term of the contract on a straight-line basis and was fully amortized as of December 31, 2003. The non-compete covenants are being amortized over the thirty-six month term of the covenants on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no amortization has been recorded on the Compass Telecom goodwill. Amortization expense related to the non-compete agreements was $67,000, $751,000 and $689,000 in 2004, 2003 and 2002, respectively.

In June 2003 the Company completed its annual goodwill impairment analysis. Under the requirements of SFAS No. 142, the Company has three reporting units—New equipment, Re-used Equipment, and Services. Given the acquisition of Compass Telecom was to expand its services business, 100% of the goodwill related to Compass Telecom was allocated to services. The annual impairment test concluded the services reporting unit was impaired. Accordingly, the goodwill relating to the Compass Telecom acquisition was written off. See note 5.

On November 21, 2003, the Company entered into an asset purchase agreement with two of the former owners of Compass Telecom, where the Company agreed to sell back to the former owners those services which

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

do not support or complement its equipment business, including site development, network development and e911 services. In consideration of the sale of assets, the Company was due to receive $745,000 on or before February 19, 2004 and is due to receive 2% of Compass Telecom gross revenues through 2006. The payment related to 2004 gross revenues is scheduled to be settled in 2005. Under the terms of the agreement, the former owners of Compass Telecom have relinquished their rights to receive all further earn-out payments in 2003 and 2004 under their prior agreement with Somera. The non-compete covenant will remain in effect between the two parties and therefore, the non-compete intangible asset will remain on the books and continue to amortize through 2005.

The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on this review in 2003, the Company determined both the customer contract intangible asset and the non-compete covenants were impaired. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write down these assets to their estimated fair values. The customer contract intangible asset was fully amortized as of December 31, 2003. The non-compete covenants will have expected amortization of $50,000 for the year ended December 31, 2005 and none thereafter.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Compass Telecom as if the acquisition had occurred January 1, 2002.

Year Ended December 31, 2002
Net revenue	$208,552
Net income	$(3,332)
Net income per share—basic	$(0.07)
Net income per share—diluted	$(0.07)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as the reversal of a one-time acquisition related compensation charge and amortization expense as a result other intangible assets. They do not purport to be indicative of the results of operations which actually would have occurred had the combination been in effect on January 1, 2002 or of future results of operations of the consolidated entities.

Note 4—Balance Sheet Accounts (in thousands):

Asset Class	December 31, 2004	December 31, 2003
Property and Equipment, Net:
Computer and telephone equipment	$3,039	$7,184
Software	3,205	3,147
Office equipment and furniture	731	1,229
Warehouse equipment	1,623	1,738
Leasehold improvements	1,533	3,114

	10,131	16,412
Less accumulated depreciation	(5,531)	(10,603)

	$4,600	$5,809

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended December 31, 2004, 2003, and 2002, amounted to $3.4 million, $3.7 million, and $4.7 million, respectively.

	December 31, 2004	December 31, 2003
Inventories held for sale	$15,620	$17,508
Less: Reserve for excess and obsolete inventory	(5,593)	(3,704)

Inventories, net	$10,027	$13,804

The Company incurred charges for excess and obsolete inventory totaling $7.3 million, $8.6 million, and $13.7 million in the years ended December 31, 2004, 2003, and 2002, respectively. We increased our inventory reserve in 2004 to $5.6 million from $3.7 million in 2003 to reduce the carrying value of our inventory to current market prices. As of December 31, 2004, net inventory was down 27.4% lower than as of December 31, 2003 due to reduced purchasing activity and cost controls as a response to telecommunications industry consolidations that affected equipment products.

During the first two quarters of 2003, the Company consolidated all domestic inventory held in distribution centers located in the states of New Jersey, Georgia and California to a single, centrally located facility in Texas. This consolidation of distribution centers resulted in a $1.5 million provision in inventory reserve in 2003 due to lost, stolen, and damaged inventory.

	December 31, 2004	December 31, 2003
Other Accrued Liabilities:
Restructuring accrual (see note 11)	$288	$551
Warranty reserve (see note 8)	1,128	915
Income and other taxes payable	4,843	4,411
Other	4,880	3,461

	$11,139	$9,338

Note 5—Goodwill and Intangible Assets:

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

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

In the second quarter of 2003, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. The Company also conducted an impairment test on the purchased intangible assets as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This resulted in a total impairment charge of $25.3 million. The annual impairment analysis of goodwill

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered the estimated fair value of the Company’s three reporting units (New Equipment, Re-used Equipment and Services) based on market capitalization, as implied by the value of Somera’s common stock, and estimated future discounted cash flows. The Company determined that the carrying values of two reporting units (Services and Re-used Equipment) exceeded their respective fair values. Accordingly, the Company compared the implied fair value of each reporting unit’s goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million. The remaining goodwill relates to the New Equipment reporting unit.

In the second quarter of 2004, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003, the Company utilized a discounted cash flow model to perform its annual impairment analysis of goodwill. The Company reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value did not exceed the fair value of the reporting unit, the Company determined that the current goodwill of approximately $1.8 million related to new equipment was not impaired.

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in thousands):

Goodwill
Balance at December 31, 2002	$26,585
Adjustment—Impairment	(24,825)

Balance at December 31, 2003 and 2004	$1,760

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

The following is a summary of the remaining acquired intangible assets with finite useful lives at December 31, 2004, 2003 and 2002 (in thousands):

	Customer contracts	Non-compete agreement	Total
Original Cost at December 31, 2001	$1,499	665	$2,164
Amortization	(643)	(131)	(774)

Balance at December 31, 2002	$856	$534	$1390

Impairment	(236)	(286)	(522)
Amortization	(620)	(131)	(751)

Balance at December 31, 2003	—	$117	$117

Amortization	—	(67)	(67)

Balance at December 31, 2004	$—	$50	$50

Amortization expense related to intangible assets was $67,000, $751,000, and $689,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated amortization expense related to intangible assets

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to amortization at December 31, 2004 for the year ending December 31, 2005 is expected to be $50,000 and none thereafter.

Note 6—Commitments and Contingencies:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit facility terminates May 1, 2005. The credit agreement requires facility fees, which are not significant. At December 31, 2004, the Company was in compliance with all covenants. As of December 31, 2004 and 2003, the Company had no letters of credit outstanding. The Company had no long-term debt as of December 31, 2004 and 2003.

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

The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one to seven years. Rent expense, net of sublease income, for the years ended December 31 2004, 2003, and 2002, was $2.7 million, $3.4 million, and $2.6 million, respectively.

Future minimum lease payments under non-cancelable operating leases, net of sublease income of $100,000, at December 31, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Gross restructuring related leases (see note 11)	$266	$22	$—	$—	$—	$—
Operating Leases	1,950	1,465	1,344	1,408	1,300	683

Total commitments	$2,216	$1,487	$1,344	$1,408	$1,300	$683

Under the terms of the lease agreements, the Company is also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes.

Note 7—Stockholders’ Equity:

Warrants

In September 2001, the Company issued warrants to purchase 170,250 shares of common stock in exchange for recruitment services. The warrants were immediately vested and have an exercise price of $4.50 per share. The fair value of the warrants of approximately $236,000 has been recorded as an expense in 2001. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 40%; risk free interest rate of 3.30% and a term of three years. The warrants expired in September 2004.

In November 2003, the Company issued warrants to purchase 55,500 shares of common stock in exchange for recruiting services. The warrants were immediately vested and have an exercise price of $1.52 per share. The fair value of the warrants of approximately $50,999 has been recorded as an expense in 2003. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 95%; risk free interest rate of 2.50% and a term of three years. The warrants are outstanding at December 31, 2004, and will expire in November 2006.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2004, the Company issued warrants to purchase 15,000 shares of common stock in exchange for consulting services. The warrants were immediately vested and have an exercise price of $1.38 per share. The fair value of the warrants of approximately $13,745 has been recorded as an expense in 2004. The fair value of these warrants was estimated using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%; volatility of 81%; risk free interest rate of 3.6% and a term of five years. The warrants are outstanding at December 31, 2004, and will expire in October 2009.

1999 Stock Option Plan

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

In July 1999, the Company issued stock options to two officers and one outside director resulting in unearned stock-based compensation of $830,000, which was amortized over the vesting period of the underlying options of four years. Amortization expense associated with this unearned stock-based compensation totaled $7,000 and $63,000 for the years ended December 31, 2003 and 2002, respectively. There was no related amortization on these options in 2004.

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

During 2003, the Company issued options to purchase 890,000 shares of stock to seven executives of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant. During the fourth quarter of 2003, four executives who held options under this plan left the Company. At the time of termination, vesting of these options was accelerated for two executives. As a result, a compensation charge of $43,000 was recorded in 2003.

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2003, the Company issued a total of 60,000 shares of restricted stock from the 1999 Stock Option Plan to four members of the Board of Directors. This resulted in unearned stock-based compensation of $104,000, which is being amortized over the vesting period of four years. Amortization expense associated with the unearned stock-based compensation totaled $26,000 and $7,000 for the year ended December 31, 2004 and 2003, respectively.

During 2004, the Company issued options to purchase a total of 2,157,500 shares of stock to seven executives of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant. During 2004, the Company also issued an additional 250,000 options to purchase shares of stock to the Chief Executive Officer. This performance option will vest as to 100% of the shares subject to the performance option six years after the date of grant; provided, however, that, commencing in the Company’s 2005 fiscal year, such performance option shall vest as to 50,000 shares subject to the performance on the last day of each of the Company’s fiscal years, but only to the extent that the Company exceeds net revenue and net income targets established by the Board of Directors by at least twenty percent (20%) for such fiscal year, in all cases subject to Chief Executive Officer’s continued service to the Company on the relevant vesting dates.

In May 2004, the Company issued stock options to purchase a total of 15,000 shares of stock to one member of the Board of Directors. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant.

In January 2004, the Board elected not to increase the number of options available for grant pursuant to the provisions of the Plan. In January 2003, and 2002, the Board approved the increase in the number of options available for grant by 1,956,086, and 1,948,502, respectively, pursuant to the provisions of the Plan. This represents the annual increase calculated as 4% of the total outstanding shares as of the beginning of the fiscal year.

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

In August 2004, the Board of Directors terminated the 1999 Director Option Plan.

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

In September 2001, the Company issued stock options to purchase 824,000 shares of stock to an officer of the Company. The options were granted with an exercise price equal to the stock’s fair market value on the date

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of grant. The options are time accelerated restricted stock awards which become fully vested seven days prior to their expiration date, September 2007. The options were subject to accelerated vesting if certain performance criteria are met.

In 2003, the executives who held granted options under these stock option agreements left the Company. For one executive, the Board of Directors agreed to amend the stock option grants to extend the period during which the executive may exercise the vested option grants for an additional 12 months from his termination date. For the other executive, the Board of Directors agreed to amend the stock option grants to extend the period during which the executive may exercise the vested option grants for an additional 36 months from his termination date. In 2003, 1,042,750 options to purchase common stock previously granted to the executives were canceled as a result of the executive’s departure from the Company. In 2004, the remaining 1,923,000 options to purchase common stock previously granted to one of the executives were cancelled as the extended vesting period expired. As of December 31, 2004, 281,250 options were outstanding under these option agreements.

Stock Option Plan Summary

Activity under the Company’s Stock Option Plans, which includes the 1999 Stock Option Plan, 1999 Director Option Plan, and the Executive Stock Option Agreements, is set forth below:

	Available For Grant	Outstanding Options	Weighted Average Exercise Price
Balances, December 31, 2001	2,236,264	10,004,506	$7.58
Annual increase	1,948,502	—	—
Options granted	(5,274,921)	5,274,921	4.36
Options exercised	—	(21,646)	7.02
Options canceled	1,963,205	(1,963,205)	8.41

Balances, December 31, 2002	873,050	13,294,576	6.18

Annual increase	1,956,086	—	—
Options granted	(3,606,250)	3,606,250	1.35
Options exercised	—	—	—
Options canceled	7,616,855	(7,616,855)	5.42

Balances, December 31, 2003	6,839,741	9,283,971	4.95

Options granted	(4,475,000)	4,475,000	1.57
Options exercised	—	(420,762)	2.69
Options canceled	3,757,174	(5,980,174)	4.68

Balances, December 31, 2004	6,121,915	7,358,035	$3.50

At December 31, 2004, 2,876,357 options outstanding were exercisable.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate of the Company’s options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.08 - $ 1.88	4,394,302	9.25	$1.37	518,798	$1.42
$ 2.60 - $ 3.00	894,521	8.28	2.79	354,758	2.75
$ 4.50 - $ 8.50	1,231,264	5.99	6.52	1,152,301	6.53
$10.75 - $13.50	850,500	5.28	10.91	850,500	10.91

	7,370,587	8.13	$3.50	2,876,357	$6.44

The table above excludes 60,000 shares of restricted stock grants which were issued from the available option pool and are included in the table of activity under the Company’s Stock Option Plans.

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with an opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the ESPP. In February and August 2004, 102,428 and 86,954 shares, respectively, were issued under the ESPP, generating contributions of $232,000. In February and August 2003, 194,935 and 105,034 shares, respectively, were issued under the ESPP, generating contributions of $320,000. In February and August 2002, 69,298 and 98,679 shares, respectively, were issued under the ESPP, generating contributions of $586,000. The weighted average estimated fair values of the ESPP awards issued during fiscal 2004, 2003, and 2002 were $1.23, $1.07, and $3.48 per share, respectively.

Note 8—Warranties and Financial Guarantees:

The Company provides for future warranty costs for equipment sales at the time of the sale. The specific terms and conditions of those warranties may vary depending upon the product sold and the country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from date of shipment for all equipment. The liability under these warranties is to repair or replace defective equipment. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacture (“OEM”) warranty is longer or it is a requirement to sell to a specific customer or market.

Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. Adequacy of the recorded warranty liability is reassessed every quarter and adjustments are made to the liability if necessary.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” in the Consolidated Balance Sheet, during the period are as follows (in thousands):

	2004	2003
Balance as of beginning of year	$915	$990
Provision for warranty liability	2,132	1,617
Settlements	(1,919)	(1,692)

Balance as of end of year	$1,128	$915

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short term in nature. No guarantees or other borrowing arrangements exist as of December 31, 2004. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 9—401(k) Savings Plan:

In February 1998, the Company adopted a 401(k) Savings Plan (the “Savings Plan”) which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of their gross compensation not to exceed the annual IRS limitation for any plan year ($13,000 in 2004). The Company matches 25% of employee contributions on the first 5% of their contributions for all employees who receive less than 50% of their total compensation in the form of incentive compensation. The Company made matching contributions of $100,000, $133,100, and $48,050, for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 10—Related Party Transactions and Loans to Officers:

In December 2002, the Company subleased approximately 1,300 square feet of space in its then Santa Barbara, California corporate headquarters to a former director for $2,300 per month. The lease expired on March 31, 2003.

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 3, 2002 the Company entered into a mortgage loan agreement under which it advanced $2.0 million to an officer of the Company as part of an employment agreement. The mortgage loan had a term of eight years, was interest free and was collateralized by the principal residence of the officer. Under the terms of the mortgage loan, the amount advanced, assuming the officer remained employed with the Company at such time, was to be forgiven in the amount of $200,000 on each of the first two anniversaries of the note, $250,000 on each of the third through sixth anniversaries of the note, and $300,000 on each of the seventh and eighth anniversaries. The loan could have been forgiven in full in the event that, within 12 months of a change in control of the Company, the officer’s employment was either terminated without cause or was constructively terminated. If the officer’s employment with the Company ceased for any other reason, the remaining balance became repayable to the Company. The term of repayment was dependent upon the reason for the officer’s employment termination and ranged up to twelve months from the date of termination of employment. Under the terms of the mortgage loan, the outstanding balance of the loan was due for full repayment upon the earlier of (i) the sale of the residence, or (ii) 12 months after the employment termination date. In the fourth quarter of 2003, the officer left the Company. As of December 31, 2003, the remaining balance under this loan was $1.8 million, and was classified as other current assets on the consolidated balance sheet at December 31, 2003. In May 3, 2004, in accordance with the terms of the loan agreement, the Company forgave an additional $200,000 reducing the remaining balance under this loan to $1.6 million. This forgiveness was recorded in the consolidated balance sheet as of December 31, 2003. Following this forgiveness, in accordance with the terms of the loan arrangement, the balance owed to the Company was due in full by December 2004, unless the former officer completed a sale of his residence prior to such time. In December 2004, the officer repaid the remaining balance on the loan in addition to certain interest amounts as specified in the loan agreement.

As a result of the above, the Company recorded compensation charges of $0, $267,000, and $203,000, equal to the total amounts forgiven under these loans in 2004, 2003, and 2002, respectively. The amounts scheduled to be repaid or forgiven during the year ended December 31, 2003 were included in other current assets. There is no corresponding amount for the year ended December 31, 2004.

Note 11—Restructuring and Asset Impairment Charges:

In the fourth quarter of 2002, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its operating facilities. This initiative involved the reduction of employee staff by 29 positions throughout the Company in managerial, professional, clerical and operational roles. In addition, we paid severance related to 50 employee positions that were eliminated as a result of the closure of the Oxnard, California, Norcross, Georgia, and Euless, Texas distribution and repair facilities. These positions were re-hired for roles in the new centralized location in Coppell, Texas.

Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2004, the Company remains obligated under lease obligations of $288,000 associated with its December 2002 operational restructuring. The lease obligations expire in 2006.

Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the accrued liability associated with the restructuring charge was $288,000 and consisted of the following (in thousands):

	Balance at December 31, 2002	Payments- 2003	Balance at December 31, 2003	Payments- 2004	Balance at December 31, 2004
Lease obligations	$995	$(444)	$551	(263)	288
Termination benefits	1,609	(1,609)	—	—	—

Total	$2,604	$(2,053)	$551	$(263)	$288

As of December 31, 2002, 20 employees had been terminated, and actual termination benefits paid were $155,000. As of December 31, 2003, the remaining 59 terminations occurred and severance of $1.6 million was paid in full. Remaining lease obligations as of December 31, 2004 consist of the Atlanta, Georgia distribution center.

During 2002, the Company recorded an asset impairment of $1.6 primarily relating to the write down of the remaining carrying value of the e-commerce software the Company invested in, in anticipation of on-line sales. The online market did not materialize and in December 2002, the Company terminated on-line sales, eliminated the department and wrote-off the assets.

Restructuring charges in 2001 relate to a reorganization in which the domestic workforce was reduced by 28 people, or approximately 10% of the then existing workforce. The total charges associated with the reorganization were $352,000 and represented accrued salaries and wages, severance, accrued vacation, payroll taxes and other directly related costs, all which were paid in 2001.

Note 12—Income Taxes:

Under Generally Accepted Accounting Principles, the Company must establish valuation allowances against its deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that the Company’s cumulative losses in recent years represented significant negative evidence which required a full valuation allowance to be recorded. Accordingly, the Company took a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against its net deferred tax assets. In 2004, the Company increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards to continue to provide for a full valuation allowance against the net deferred tax assets. The Company will continue to assess the need to record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses. Approximately $388,000 of the Company’s net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that any of the net operating loss carryforwards that relate to stock based-compensation are realized, the resulting tax benefits will be recorded to shareholder’s equity.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes for the years ended December 31, 2004, 2003, and 2002 consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$—	$(8,718)	$(1,361)
State	—	—	40
Foreign	58	71	(50)

	58	(8,647)	(1,371)
Deferred:
Federal	—	18,046	(1,602)
State	—	3,267	(535)

	—	21,313	(2,137)

	$58	$12,666	$(3,508)

The net deferred tax asset as of December 31, 2004 and 2003 was comprised of the following (in thousands):

	December 31,
	2004	2003
Deferred tax asset (liability):
Property and equipment	$1,165	$125
Reserves and accruals	4,357	3,882
Difference in tax and book basis of net assets upon conversion, net	16,854	18,602
Net operating loss carryforward	11,829	2,449
Tax credit carryforward	440	440

Total deferred tax assets	34,645	25,498
Valuation allowance	(34,645)	(25,498)

Net deferred tax asset	$0	$0

A reconciliation of the federal statutory income tax rate to effective income tax rate follows:

	Year Ended December 31,
	2004	2003	2002
Tax at federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State taxes (net of federal tax benefit)	(5.72)%	(4.33)%	(5.88)%
Non-deductible goodwill	0.00%	8.48%	(0.21)%
Valuation allowance	40.61%	61.56%	—
Other	0.37%	(3.02)%	0.59%

Effective tax rate	0.26%	27.69%	(40.50)%

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic and foreign components of earnings (losses) before taxes are:

	Year Ended December 31,
	2004	2003	2002
U.S.	$(20,514)	$(45,319)	$(8,523)
Non-U.S	(2,056)	(525)	(139)

	$(22,570)	$(45,844)	$(8,662)

At December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $24.9 million and $46.0 million, respectively, available to offset future regular and alternative minimum taxable income. The federal carryforwards will begin to expire in 2020 and the state carryforwards will begin to expire in 2013 if not utilized.

The Company has not provided for U.S. Federal income taxes on any of its foreign subsidiaries’ undistributed earnings as of December 31, 2004. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $600,000, $650,000 and $150,000 at December 31, 2004, 2003 and 2002, respectively. The Company intends to invest these earnings indefinitely in operations outside the United States.

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Net revenue:
New equipment	$20,181	$28,816	$57,750
Re-used equipment	66,939	90,913	123,866
Services	12,914	16,838	17,584

Total	100,034	136,567	199,200

Gross profit:
New equipment	2,727	3,158	6,480
Re-used equipment	17,385	28,113	40,410
Services	3,435	3,540	6,720

Total	23,547	34,811	53,610

Operating expenses:
Sales and marketing	23,676	28,164	31,289
General and administrative	23,017	26,997	26,979
Impairment of goodwill and intangible assets	—	25,347	1,593
Amortization of intangible assets	67	751	689
Restructuring charges	—	—	2,759
Total operating expenses	46,760	81,259	63,309

Loss from operations	(23,213)	(46,448)	(9,699)

Other income, net	643	604	1,037
Loss before income taxes	(22,570)	(45,844)	(8,662)

Income tax provision (benefit)	58	12,666	(3,508)

Net loss	$(22,628)	$(58,510)	$(5,154)

Net revenue information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net revenue:
United States	$78,197	$106,546	$169,512
Canada	1,894	1,907	1,927
Latin America	3,529	7,328	13,572
Europe	13,998	11,655	8,293
Asia	1,688	6,532	4,998
Africa	728	1,434	383
Other	—	1,165	515

Total	$100,034	$136,567	$199,200

Substantially all long-lived assets are maintained in the United States.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Unaudited Quarterly Operating Results:

Selected quarterly financial data is as follows:

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$28,388	$25,767	$22,693	$23,186
Gross profit	6,480	6,987	3,892	6,188
Operating income	10,304	10,911	12,614	12,931
Net income	(4,056)	(3,876)	(8,489)	(6,207)
Basic earnings per share	$(0.08)	$(0.08)	$(0.17)	$(0.12)

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$35,837	$35,954	$30,760	$34,016
Gross profit	9,936	9,052	6,444	9,379
Operating income	13,568	38,350	12,764	16,577
Net income	(2,078)	(22,759)	(4,487)	(29,816)
Basic earnings per share	$(0.04)	$(0.46)	$(0.09)	$(0.59)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and principal financial officer (our Vice-President, Finance) the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that these disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with participation of our CEO and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 37.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information relating to the directors of the Registrant and compliance with Section 16(a) of the Exchange Act that is contained in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders scheduled to be held on May 10, 2005, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004.

We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and its members is incorporated by reference from the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders scheduled to be held on May 10, 2005, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004, under the captions, “Board Meetings and Committees and Meetings” and “Report of the Audit Committee of the Board of Directors.”

We have adopted a written code of business ethics and conduct that applies to all of Somera’s employees, including its executive officers, and its directors. The code of business ethics and conduct, which includes all required disclosures concerning any amendments to, or waivers from, our code of business ethics and conduct can be found on our web site, which is located at www.somera.com.

The information required by this Item relating to the executive officers is contained in Item 1 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information relating to executive compensation that is contained in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders scheduled to be held on May 10, 2005, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information relating to security ownership of certain beneficial owners and management that is contained in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders scheduled to be held on May 10, 2005, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information relating to certain related party transactions that is contained in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders scheduled to be held on May 10, 2005, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information relating to audit and other related fees and services that is contained in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders scheduled to be held on May 10, 2005, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1. Financial Statements and Financial Statement Schedules.

2. List of Financial Statement Schedules.

    II. Valuation and Qualifying Accounts and Reserves.

3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title

3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.6(c)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.7(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.8(b)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.9(c)	Credit Agreement by and between Somera Communications, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated February 9, 2001.

10.10(d)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.11(e)	First Amendment, dated January 28, 2003 and Original Lease Agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.12(e)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

10.13(f)	Employment Agreement between Somera Communications, Inc. and Kerry Zan Moore, dated April 2, 2004.

10.14(f)	Executive Employment Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated April 2, 2004.

10.15(f)	Executive Employment Agreement between Somera Communications, Inc. and David Heard, dated April 20, 2004.

10.16(g)	Executive Employment Agreement between Somera Communications, Inc. and Michael Foliano, dated August 2, 2004.

Exhibit Number	Exhibit Title

10.17(h)	Transition Agreement between Somera Communications, Inc. and C. Stephen Cordial, dated September 14, 2004.

10.18(i)	Transition Agreement and General Release by and between Glenn O’Brien and Somera Communications, Inc., dated November 8, 2004.

10.19(j)	Sublease Agreement by and between Somera Communications, Inc., QAD Inc. and The Wright Family C Limited Partnership for the premises located at 6410 Via Real, Suite C & D, Carpenteria, California, dated as of December 2, 2004.

10.20(k)	Employment Agreement between Somera Communications Sales, Inc. and Jay Hilbert, dated February 16, 2005.

10.20(k)	Employment Agreement between Somera Communications Sales, Inc. and Kent Coker, dated March 2, 2005, as amended March 14, 2005.

14.1	Code of Business Conduct and Ethics of Somera Communications, Inc.

21.1	List of Subsidiaries of Somera Communications, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:
(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.
(c)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 14, 2001.
(d)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.
(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.
(f)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on August 9, 2004
(g)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on September 16, 2004
(h)	Incorporated by reference to the Company’s Report on Form 8-K, filed on November 8, 2004
(i)	Incorporated by reference to the Company’s Report on Form 8-K, filed on December 8, 2004
(j)	Incorporated by reference to the Company’s Report on Form 8-K, filed on February 17, 2005.
(k)	Incorporated by reference to the Company’s Report on Form 8-K, filed on March 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2005.

SOMERA COMMUNICATIONS, INC.

By:	/s/ DAVID W. HEARD
(David W. Heard President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Jeremy Rossen and David W. Heard, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 2005:

Signature	Title

/s/ DAVID W. HEARD (David W. Heard)	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ DAVID J. PETERS (David J. Peters)	Vice President, Finance (Principal Financial Officer)

/s/ BARRY PHELPS (Barry Phelps)	Chairman of the Board

/s/ WALTER G. KORTSCHAK (Walter G. Kortschak)	Director

/s/ CHARLES E. LEVINE (Charles E. Levine)	Director

/s/ CASIMIR SKRZYPCZAK (Casimir Skrzypczak)	Director

/s/ DAVID A. YOUNG (David A. Young)	Director

Valuation and Qualifying Accounts and Reserves

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2002
Allowance for sales returns and warranty obligations	$994	$3,371	$3,375	$990
Allowance for doubtful accounts	1,701	1,876	2,885	692
Allowance for excess and obsolete inventory	3,241	13,667	2,409	14,499
Year ended December 31, 2003
Allowance for sales returns	$0	$351	$0	$351
Allowance for warranty obligations	990	1,617	1,692	915
Allowance for doubtful accounts	692	1,221	970	943
Allowance for excess and obsolete inventory	14,499	8,583	19,378	3,704
Income Tax Valuation Allowance	0	25,498	0	25,498
Year ended December 31, 2004
Allowance for sales returns	$351	$372	$0	$723
Allowance for warranty obligations	915	2,132	1,919	1,128
Allowance for doubtful accounts	943	568	937	574
Allowance for excess and obsolete inventory	3,704	7,266	5,377	5,593
Income Tax Valuation Allowance	25,498	9,147	0	34,645