Form 10-K/A
period 2004-12-31
SOMERA COMMUNICATIONS INC
filed 2005-04-13
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Somera Communications, Inc. (the “Registrant”) is filing this Amendment to the Form 10-K (originally filed by the Registrant on March 31, 2005) for the purpose of (1) correcting a clerical error in Note 14 in the Notes to Consolidated Financial Statements under Item 8 of such Form 10-K, and (2) filing Exhibit 21.1, the Registrant’s list of subsidiaries as of 2004 fiscal year-end, which was inadvertently not included in the Form 10-K filing. The clerical error in Note 14 as filed with the Form 10-K on March 31, 2005 incorrectly listed “Operating expense” as “Operating income.” Note 14 has been corrected and restated below in its entirety. This Amendment to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-K.

Note 14—Unaudited Quarterly Operating Results:

Selected quarterly financial data is as follows:

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$28,388	$25,767	$22,693	$23,186
Gross profit	6,480	6,987	3,892	6,188
Operating expense	(10,304)	(10,911)	(12,614)	(12,931)
Net income (loss)	(4,056)	(3,876)	(8,489)	(6,207)
Basic earnings per share	$(0.08)	$(0.08)	$(0.17)	$(0.12)

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$35,837	$35,954	$30,760	$34,016
Gross profit	9,936	9,052	6,444	9,379
Operating expense	(13,568)	(38,350)	(12,764)	(16,577)
Net income (loss)	(2,078)	(22,759)	(4,487)	(29,816)
Basic earnings per share	$(0.04)	$(0.46)	$(0.09)	$(0.59)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
21.1	List of Subsidiaries of Somera Communications, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2005.

SOMERA COMMUNICATIONS, INC.

By:	/s/ DAVID W. HEARD
(David W. Heard President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 13, 2005:

Signature	Title

/s/ DAVID W. HEARD (David W. Heard)	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ DAVID J. PETERS * (David J. Peters)	Vice President, Finance (Principal Financial Officer)

/s/ BARRY PHELPS * (Barry Phelps)	Chairman of the Board

/s/ WALTER G. KORTSCHAK * (Walter G. Kortschak)	Director

/s/ CHARLES E. LEVINE * (Charles E. Levine)	Director

/s/ CASIMIR SKRZYPCZAK * (Casimir Skrzypczak)	Director

/s/ DAVID A. YOUNG * (David A. Young)	Director

/s/ DAVID W. HEARD * (David W. Heard)	Attorney-in-Fact (for the above-listed persons)