Form 10-Q
period 2005-03-31
SOMERA COMMUNICATIONS INC
filed 2005-05-10
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2005
Common Stock, $0.001 par value	50,232,544

SOMERA COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,303	$7,654
Short-term investments	28,909	32,757
Accounts receivable, net of allowance for doubtful accounts of $557 and $574 at March 31, 2005 and December 31, 2004, respectively	16,710	16,217
Inventories, net	11,472	10,027
Other current assets	2,473	1,876

Total current assets	65,867	68,531
Property and equipment, net	4,593	4,600
Other assets	142	148
Goodwill	1,760	1,760
Intangible assets, net	33	50

Total assets	$72,395	$75,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,854	$12,396
Accrued compensation	2,750	2,503
Other accrued liabilities	9,925	11,139
Deferred revenue	464	723

Total current liabilities	26,993	26,761
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares, shares issued and outstanding: 50,233 and 49,872 at March 31, 2005 and December 31, 2004, respectively)	50	49
Additional paid-in capital	75,131	74,652
Unearned stock-based compensation	(289)	(72)
Accumulated other comprehensive loss	(104)	(191)
Accumulated deficit	(29,386)	(26,110)

Total stockholders’ equity	45,402	48,328

Total liabilities and stockholders’ equity	$72,395	$75,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Equipment revenue	$18,804	$23,012
Service revenue	1,730	5,376

Total revenues	20,534	28,388

Cost of revenues:
Equipment cost of revenue	11,966	17,756
Service cost of revenue	880	4,152

Total cost of revenues	12,846	21,908

Gross profit	7,688	6,480

Operating expenses:
Sales and marketing	5,830	5,639
General and administrative	4,990	4,648
Amortization of intangible assets	17	17

Total operating expenses	10,837	10,304

Loss from operations	(3,149)	(3,824)
Other expense, net	114	206

Loss before income taxes	(3,263)	(4,030)
Income tax provision	13	26

Net loss	(3,276)	(4,056)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	105	(6)
Unrealized loss on investments	(18)	—

Comprehensive loss	$(3,189)	$(4,062)

Net loss per share: basic and diluted	$(0.07)	$(0.08)

Weighted average shares: basic and diluted	49,935	49,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,276)	$(4,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	729	852
Provision for doubtful accounts	248	(48)
Provision for excess and obsolete inventories	506	1,880
Amortization of stock-based compensation	21	7
Gain on disposal of assets	(219)	—
Changes in operating assets and liabilities:
Accounts receivable	(741)	2,527
Inventories	(1,951)	(2,073)
Other current assets	(597)	(335)
Other assets	6	—
Accounts payable	1,458	(1,804)
Accrued compensation	247	(1,113)
Deferred revenue	(259)	(672)
Other accrued liabilities	(1,214)	(229)

Net cash used in operating activities	(5,042)	(5,064)

Cash flows from investing activities:
Acquisition of property and equipment	(719)	(711)

Proceeds from disposal of property and equipment	273	—

Purchase of short-term investments	(12,933)	(5,450)
Sale of short-term investments	16,781	6,450

Net cash provided by investing activities	3,402	289

Cash flows from financing activities:
Proceeds from stock options exercises	144	709
Proceeds from employee stock purchase plan	95	138

Net cash provided by financing activities	239	847

Net decrease in cash and cash equivalents	(1,401)	(3,928)
Effect of exchange rate changes on cash and cash equivalents	50	6

Cash and cash equivalents, beginning of period	7,654	30,642

Cash and cash equivalents, end of period	$6,303	$26,720

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

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. The first quarter of 2005 and 2004 each consisted of 13-week periods.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are recurring in nature, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet as of December 31, 2004 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

The Company also generates service revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying condensed consolidated balance sheet. Unbilled receivables were $109,000 and $70,000 at March 31, 2005 and 2004, respectively. Revenue from services represented approximately 8.4% and 18.9% of total revenue for the three month periods ended March 31, 2005 and 2004, respectively.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal

SOMERA COMMUNICATIONS, INC.

arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $16,000 and $122,000 for the three month period ended March 31, 2005 and 2004, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized over the estimated useful life, generally three years. The Company capitalized $108,000 software development costs during January 2004 through March 2004, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module. The project was completed in 2004 and there were no capitalized software development costs during January 2005 through March 2005.

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards has been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, and are as follows for the quarters ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss: as reported	$(3,276)	$(4,056)
Add: Stock-based employee compensation expensed in the financial statements	21	7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(627)	(219)

Net loss: as adjusted	$(3,882)	$(4,268)

Net loss per share: basic and diluted as reported	$(0.07)	$(0.08)

Net loss per share: basic and diluted as adjusted	$(0.08)	$(0.09)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148,” Accounting for Stock-Based Compensation—Transition and Disclosure”, using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2005	2004	2005	2004
Risk-free interest rate	3.87%	3.04%	2.65%	0.96%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	83%	82%	48%	85%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 58.1 million shares at March 31, 2005, compared to 57.8 million shares outstanding at March 31, 2004. The weighted average exercise price of outstanding stock options at March 31, 2005 and March 31, 2004 was $3.13 and $4.94, respectively. The weighted average fair value of stock awards granted during the three month periods ended March 31, 2005 and 2004 was $1.43 and $2.84, respectively.

SOMERA COMMUNICATIONS, INC.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. In the quarter ended March 31, 2005, there was no dilutive impact due to the recorded net loss.

Options to purchase 5,191,231 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three month period ended March 31, 2005, and options to purchase 6,222,588 shares of common stock have been excluded from the calculation of net loss per share, diluted for the three month period ended March 31, 2004, as their effect would be anti-dilutive.

Note 3—Balance Sheet Accounts (in thousands):

	March 31, 2005	December 31, 2004
Inventories held for sale	$17,076	$15,620
Less: Reserve for excess and obsolete inventory	(5,604)	(5,593)

Inventories, net	$11,472	$10,027

The Company increased its inventory reserve to $5.6 million as of March 31, 2005 to reduce the carrying value of inventory to current market prices. During the quarter ended March 31, 2005, the Company disposed of $665,000 of inventory that had previously been reserved. The Company did not receive any proceeds from the disposals. The Company incurred charges for excess and obsolete inventory totaling $506,000 during the three months ended March 31, 2005.

	March 31, 2005	December 31, 2004
Other Accrued Liabilities:
Restructuring accrual (see Note 7)	$222	$288
Warranty reserve (see Note 6)	1,127	1,128
Income and other taxes payable	4,710	4,843
Other	3,866	4,880

	$9,925	$11,139

Note 4—Goodwill and Intangible Assets:

The Company’s goodwill balance of $1.8 million relates to the New Equipment reporting unit and no triggering events per SFAS No. 142 “Goodwill and Other Intangible Assets” have occurred during the quarter.

The Company’s intangible assets consist of non-compete agreements and no triggering events per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” have occurred during the quarter. The following is a summary of the Company’s intangible assets with finite useful lives at March 31, 2005 (in thousands):

2005

	Intangibles, net December 31, 2004	Accumulated Amortization	Intangibles, net March 31, 2005
Non-compete agreement	$50	$(17)	$33

Amortization for the remaining portion of the year ending December 31, 2005 is expected to be $33,000.

Note 5—Commitments and Contingencies:

The Company maintains a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The credit facility terminated May 1, 2005. The credit agreement requires facility fees, which are not significant. As of March 31, 2005 and December 31, 2004, the Company was in compliance with all covenants. As of March 31, 2005 and December 31, 2004, the Company had no letters of credit outstanding. The Company had no long-term debt as of March 31, 2005 and December 31, 2004.

SOMERA COMMUNICATIONS, INC.

The Company is involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to nor is aware of any such material litigation or other legal proceedings at this time that could materially impact the Company’s financial position, statement of operations, or liquidity.

Note 6—Warranties and Financial Guarantees:

Warranties:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from the date of shipment for all equipment. The liability under these warranties is to repair or replace defective equipment. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacturer warranty is longer or its is a requirement to sell to specific customer or market.

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

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	March 31, 2005	March 31, 2004
Balance as of beginning of period	$1,128	$915
Provision for warranty liability	479	592
Settlements	(480)	(496)

Balance as of end of period	$1,127	$1,011

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of March 31, 2005. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 7—Restructuring and Asset Impairment Charges:

At March 31, 2005, the accrued liability associated with the restructuring charge was $222,000 and consisted of the following lease obligations which expire in 2006 (in thousands):

	Balance at December 31, 2004	Payments	Balance at March 31, 2005
Lease obligations	$288	$66	$222

Note 8—Segment Information:

The Company helps telecommunications operators buy and sell new and re-used equipment and provides equipment related services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise for which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally three segments comprised of New equipment, Re-used equipment, and Services. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers. Segment information is as follows (in thousands):

SOMERA COMMUNICATIONS, INC.

	Three Months Ended March 31,
	2005	2004
Net revenue:
New equipment	$4,133	$4,499
Re-used equipment	14,671	18,513
Services	1,730	5,376

Total	$20,534	$28,388

Gross profit:
New equipment	$659	$391
Re-used equipment	6,179	4,865
Services	850	1,224

Total	$7,688	$6,480

Operating expenses:
Sales and marketing	5,830	5,639
General and administrative	4,990	4,648
Amortization of intangible assets	17	17

Total operating expenses	10,837	10,304

Loss from operations	(3,149)	(3,824)
Other expense, net	114	206

Loss before income taxes	(3,263)	(4,030)

Income tax provision	13	26

Net loss	$(3,276)	$(4,056)

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenue:
United States	$15,273	$23,168
Canada	287	508
Latin America	421	1,030
Europe	3,707	3,291
Asia	788	132
Africa	58	259

Total	$20,534	$28,388

Substantially all long-lived assets are maintained in the United States.

Note 9—Recent Accounting Pronouncements:

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

In October 2004, the Emerging Issues Task Force (EITF) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The EITF has delayed the effective date to coincide with an anticipated FSP that will address the meaning of “similar economic characteristics” in 2005. The Company is currently in the process of determining the impact of EITF No. 04-10 on its financial results.

SOMERA COMMUNICATIONS, INC.

The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law on October 22, 2004. The AJCA contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on the Company’s effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. The Company is currently in the process of evaluating the impact that the AJCA will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred beginning January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, The Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 provides the SEC’s staff position regarding the application of SFAS No. 123(R). SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and SEC rules and regulations. SAB 107 outlines the significance of disclosures made regarding the accounting for share-based payments.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. This interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligation”, is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating FIN 47 for any impact to the financial statements from the original 2003 adoption of SFAS No. 143.

SOMERA COMMUNICATIONS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may, from time to time, make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this Report as well as other factors discussed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2005 under the heading “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

The Business

We provide telecommunications asset management services to telecommunications carriers to help maintain and extend the life of legacy networks at lower costs. Our successful management of equipment lifecycles should enable our customers, primarily wireless and wireline carriers throughout the world, to concentrate on the introduction of new technologies. Somera supports their legacy networks through the sourcing, servicing, and liquidation of equipment on a more cost-effective basis thereby optimizing return on assets.

Our lines of business consist of the following four areas:

(1) Equipment brokerage: Our core transaction business where we sell a combination of new and refurbished equipment from a variety of manufacturers at significant savings off manufacturers’ new list prices.

(2) Somera RecoveryPLUS™: A comprehensive repeatable program whereby we help carriers identify hidden value in their current under-utilized inventories to improve return on assets. Through this program, we catalog, assess and value these inventories and then develop a procurement and disposition strategy, which provides immediate measurable cash flow and expense relief to the carrier.

(3) Somera RepairPLUS: Services whereby we provide comprehensive repair and testing for wireless, wireline, and data products at significant savings and reduced cycle times.

(4) Somera LifecyclePLUS: A unique offering of customized operational, logistics, and technical services that enable carriers to outsource elements of network operations to drive down maintenance and operating expenses of mature technologies thereby enabling customers to focus more of their internal resources on core business strategies.

Somera RecoveryPLUS™, Somera RepairPLUS, Somera LifecyclePLUS are emerging lines of business for Somera Communications. Revenue from these new initiatives was not significant during the three months ended March 31, 2005. Our significant revenue generators are equipment brokerage and services. As such, we currently report results along these segments lines.

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

As a result, carriers are seeking new strategies to more effectively manage equipment lifecycles and improve return on assets. Based on a report by the Tyler Group, an international consulting firm, we believe the addressable market for business process outsourcing of

SOMERA COMMUNICATIONS, INC.

certain capabilities required to support asset management within the telecommunications industry, is approximately $9.0 billion, growing to approximately $12.0 billion by 2007. We believe growth in this market is likely to be fueled by a desire by carriers to increase their focus on core competencies, lower capital and operating costs, reduce risk, improve return on assets, and manage current technologies in parallel with next generation implementation. Growth in this segment is based on a combination of service and equipment needs. Our opportunity to grow in this segment will require Somera to strengthen our services business to offer a complete equipment lifecycle management suite.

The Somera Strategy

Somera has worked with over 1,100 telecommunications carriers, providing asset management services to maintain and extend the life of legacy networks at a lower cost and optimize return on invested capital. Our core competencies in setting the market for equipment values and demand and facilitating the transition to new technologies, our proprietary information technologies systems and workflows, and operational scale and certifications, combined with our position as a publicly traded company, should provide a distinct competitive advantage to make Somera a low risk, high return investment solution to our customers.

Our strategy is comprised of four separate but synergistic business areas: Equipment Brokerage, Somera RecoveryPLUS™, Somera RepairPLUS, and Somera LifecyclePLUS.

A. Equipment Brokerage

The equipment brokerage business is the core transactional business that Somera was founded upon, providing new and refurbished equipment from a variety of manufacturers to carriers at significant savings typically ranging from approximately 25% to 60% off manufacturers’ list prices for new equipment. This allows our customers to make multi-vendor purchasing decisions from a single cost-effective source.

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

B. Somera RecoveryPLUS™

Somera RecoveryPLUS™ is a new program launched in the fourth quarter 2004 that leverages Somera’s strength in the valuation and disposition of excess and under-utilized inventories. RecoveryPLUS™ helps carriers recover hidden value from these assets by either redeploying them back into the carriers’ network, thereby reducing the reliance on new equipment purchase for legacy network maintenance or remarketing these assets on the secondary market thereby generating a new source of capital to offset the expense of other equipment and services purchases. As a result, carriers are provided with immediate cash flow and expense relief and a more optimized return on assets.

The cataloguing, valuation, and disposition of excess inventories is not a core competency of our customers. Although they may have traditionally relied on the OEM to handle excess assets, carriers have come to recognize the need for a vendor-agnostic, single source who can aggregate the diverse technologies and manufacturers that reside in the network and who in turn, can develop and execute a strategy that will optimize the return on theses assets.

SOMERA COMMUNICATIONS, INC.

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

For those equipment assets identified for disposition, we offer the following programs:

•	Consignment. In the consignment program, we do not take title to the equipment, but rather the supplier of the equipment, typically the telecommunications operators, retains title and generally stores the excess inventory in our warehouse. Our sales force then promotes the sale of the consigned equipment into our network of customers and prospects. Net proceeds from the consigned sales are shared with the supplier of the equipment on negotiated terms.

•	Asset Exchange. In the asset exchange program, we substitute or exchange equipment from one customer’s existing inventory for equipment from another customer’s inventory. Typically, there is no capital outlay and frequently the asset exchange is executed for high demand infrastructure equipment.

•	Direct Purchase. In the direct purchase program, we purchase equipment from the carrier directly through cash payment.

•	Equipment Disposal. In the equipment disposal program, we provide support to customers to dispose of equipment that is no longer marketable and should be scrapped in a manner that complies with environmental regulations.

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

The Somera RepairPLUS capabilities include the repair and testing of a broad range of wireless, wireline, and data products and technologies. We have the ability to test products in-house or outsource with certified partners. Our repair and testing facilities are certified to ISO 9000:2001 and TL9000 standards representing our clear commitment to quality. In-house repair is conducted at our Execution and Deployment Center in Coppell, Texas.

D. Somera LifecyclePLUS

Somera LifecyclePLUS is a unique suite of operational, logistics, and technical services that enable operators to outsource elements of their network operations to drive down maintenance and operating costs of legacy networks. These services can be customized to meet the unique requirements of the customer and include logistics management, custom configurations, installation/de-installation, spares management, and end-of-life management. We execute our LifecyclePLUS services strategy through a combination of internal expertise and outsourced services. Services are performed at our Execution and Deployment Center in Coppell, Texas. For the Europe, Middle East, and Africa (“EMEA”) region, services are managed at our facility in Amsterdam, The Netherlands.

Somera LifecyclePLUS services include the following:

•	Logistics Management: We provide complete outsource logistics support for inventory management including barcoding, warehousing, tracking and reporting, and shipment based on the customers’ defined schedule.

SOMERA COMMUNICATIONS, INC.

•	Custom Configurations: We provide custom configurations to help operators deploy new technologies or redeploy existing equipment assets. Our services include unique engineered solutions to customer-defined configurations, “rack-n-stack” and kitting and staging, testing and verification to specifications, and ancillary equipment procurement.

•	Installation/De-Installation: Oftentimes under-utilized equipment assets need to be de-installed and then installed as part of the redeployment process. We provide project management, field supervision, certified technicians, and required logistics and materials management support to complement this offering.

•	Spares Management: Maintaining access to readily available spare parts is critical to reducing network downtime. Our services support carriers’ needs to have a reliable, available source for network spares. Spares can either be inventoried on behalf of the carrier or procured on the market based on demand and usage by the customer.

•	End-of-Life management: Somera works with carriers and OEMs to help them plan for the ultimate end-of-life of mature technologies in the network. We support this process with asset acquisition, spares maintenance, repair, and asset consolidation and planning at minimum required stocking levels.

Our ability to execute the core offerings of Equipment Brokerage, RecoveryPLUS™, RepairPLUS, and LifecyclePLUS is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot Execution and Deployment Center in Coppell, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet high quality and uptime standards. Our operations support both high volume and transactional parts fulfillment to the delivery of custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. In addition, we are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Program Leadership: Our intellectual capital in proprietary technology information systems and market knowledge of equipment demand, values and customer networks, enables us to develop leading programs to improve return on capital. We have built a proprietary global database of customers, networks, and equipment comprised of over 14,000 different items, from over 400 different manufacturers, spanning a decade of customers’ strategic and transactional requirements. This provides unique capabilities to locate equipment customers’ need at reasonable prices, while helping us to determine the market value and financial return on equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we believe we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to seamlessly connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with Somera.com, creating a more effective 1-866-SOMERA1 customer service line and support programs, as well as offering to support the immense technology transition that is occurring in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, EMEA and Asia Pacific regions.

SOMERA COMMUNICATIONS, INC.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended March 31,
	2005	2004
Revenues:
Equipment revenue	91.6%	81.1%
Service revenue	8.4	18.9

Total revenues	100.0	100.0
Cost of revenues:
Equipment cost of revenue	58.3	62.6
Service cost of revenue	4.3	14.6

Total cost of revenues	62.6	77.2

Gross profit	37.4	22.8

Operating expenses:
Sales and marketing	28.4	19.9
General and administrative	24.3	16.3
Amortization of intangible assets	0.1	0.1

Total operating expenses	52.8	36.3

Loss from operations	(15.4)	(13.5)
Other expense, net	0.6	0.7

Loss before income taxes	(16.0)	(14.2)
Income tax provision	0.1	0.1

Net loss	(16.1)%	(14.3)%

Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. A substantial portion of our revenue is derived from sales to domestic telecommunications wireline and wireless carriers. Equipment revenue decreased 18.3% to $18.8 million in the three months ended March 31, 2005 from $23.0 million in the three months ended March 31, 2004, primarily due to lower sales volumes. Revenue from wireless customers increased $2.4 million or 25.4% to $11.9 million in the three months ending March 31, 2005 compared to the three months ending March 31, 2004. This increase was more than offset by a decrease in revenue to wireline customers of $6.8 million or 52.1% to $6.3 million in the current quarter compared to the same quarter in the prior year. Equipment revenue from customers in the United States decreased 23.9% to $13.5 million from $17.8 million in the three months ended March 31, 2005 while international equipment revenues were $5.3 million in the current quarter compared to $5.2 million in the same quarter the previous year. We believe the increase in domestic wireless revenue and the decrease in wireline revenue correspond to changes in spending patterns occurring in the domestic telecommunications industry. We believe industry spending on wireline telecommunications equipment is decreasing, while there is continued growth in the wireless sector.

Equipment revenue attributable to new equipment sales decreased 8.1% to $4.1 million in the three months ended March 31, 2005 from $4.5 million in the three months ended March 31, 2004. Equipment revenue attributable to re-used equipment sales decreased 20.8% to $14.7 million in the three months ended March 31, 2005 from $18.5 million in the three months ended March 31, 2004. These reductions were also due primarily to reduced equipment sales in the wireline sector.

Service Revenue. Service revenue decreased 67.8% to $1.7 million in the three months ended March 31, 2005 from $5.4 million in the three months ended March 31, 2004. Service revenue comprised 8.4% of total revenues in the first quarter of 2005 compared to 18.9% of total revenues in the first quarter of 2004. The decline in service revenues in the first quarter of 2005 reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products.

Equipment Gross Profit. Gross profit as a percentage of equipment revenue, or gross margin, was 36.4% in the three months ended March 31, 2005, up from 22.8% in the three months ended March 31, 2004. Gross profit on re-used equipment was $6.2 million, or 42.1% of re-used equipment revenue in the three months ended March 31, 2005 compared to $4.9 million or 26.3% of re-used equipment revenue in the three months ended March 31, 2004. Gross profit on new equipment sales in the three months ended March 31, 2005 was $659,000, or 15.9% compared to $391,000, or 8.7% in the three months ended March 31, 2004. The increase in equipment gross margin in the quarter ended March 31, 2005 was partially due to a write down of $1.8 million of wireless inventory in the first quarter of 2004 based on a lower of cost or market analysis on specific TDMA equipment. Additionally, we experienced higher than normal gross margins on a specific transaction with an international customer in the first quarter of 2005. In the first quarter of 2004, we entered into a large transaction with the strategic national wireless carrier that resulted in zero gross profit, resulting in lower re-used equipment gross margins in the first quarter of 2004.

SOMERA COMMUNICATIONS, INC.

Service Gross Profit. Gross profit as a percentage of service revenue increased to 49.1% for the three months ended March 31, 2005 compared to 22.8% for the three months ended March 31, 2004. The increase in gross profit on service revenue was primarily attributable to a shift away from certain lower margin repair services. Overall gross profit in terms of dollars of gross profit decreased by $374,000 to $850,000 in the three months ended March 31, 2005 compared to $1.2 million in the three months ended March 31, 2004, as a direct result of our decision to exit such lower margin business.

Sales and Marketing. Sales and marketing expenses consist primarily of sales personnel salaries, commissions and benefits, costs for marketing support to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses increased to $5.8 million or 28.4% of net revenue in the three months ended March 31, 2005, from $5.6 million or 19.9% of net revenue in the comparable period in 2004. The increase in sales and marketing expense in the first quarter of 2005 was primarily due to increased consulting expense in conjunction with an increased emphasis on growing our international business in the current year.

General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses increased to $5.0 million or 24.3% of net revenue in the three months ended March 31, 2005, from $4.6 million or 16.3% of net revenue in the comparable period in 2004. This increase in general and administrative expenses was primarily related to increased accounting and consulting costs of $1.0 million and $155,000, respectively, on a year over year basis incurred as a result of Sarbanes Oxley compliance and other consulting projects and $296,000 in higher bad debt expense. These increases were somewhat offset by a decrease of $171,000 in payroll costs as a result of personnel reductions, a decrease of $123,000 in depreciation expense, a decrease of $104,000 in rent expense, and the realization of a $219,000 gain on sale of fixed assets in the current quarter.

Amortization of Intangible Assets. Intangible assets subject to amortization consist of customer contracts and non-compete covenants related to our acquisitions during 2000, 2001, and 2002 which were amortized on a straight-line basis over their estimated economic lives. Amortization of intangible assets remained consistent at $17,000 for the three months ended March 31, 2005 and 2004.

Other Expense, Net. Other expense, net, consists of investment earnings on cash and cash equivalent balances and realized foreign currency gains/(losses). Other expense, net, decreased to $114,000 in the three months ended March 31, 2005 from $206,000 in the three months ended March 31, 2004. The decrease was due primarily to higher interest income earned on our portfolio of investments in the first quarter of 2005 as compared to the first quarter of 2004. The decrease was due primarily to a lower balance of cash, cash equivalents and short-term investments in the first quarter of 2005 as compared to the first quarter of 2004.

Income Tax Provision. Income tax provision for the three month period ended March 31, 2005 totaled $13,000, which represents estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by a valuation allowance. Under Generally Accepted Accounting Principles, we must establish valuation allowances against our deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported in 2002 and 2003 represented significant negative evidence which required a full valuation allowance as of March 31, 2005. Income tax provision for the three month period ended March 31, 2004 totaled $26,000, which represents estimates of taxes due on income earned by our foreign subsidiaries.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents and short-term investments. Our cash and cash equivalents balance was $6.3 million at March 31, 2005 and $7.7 million at December 31, 2004 and our short-term investments balance at March 31, 2005 and December 31, 2004 was $28.9 million and $32.8 million, respectively.

We finance our operations primarily from our balance of cash, cash equivalents and short-term investments. Items impacting our operating cash flow included an increase in accounts receivable of $741,000, an increase in inventory of $2.0 million, an increase of $597,000 in other current assets, a decrease of $1.2 million in other accrued liabilities and a decrease of $259,000 in deferred revenue. Our operating cash flow was also impacted by an increase in accounts payable of $1.5 million and a $247,000 decrease in accrued compensations. The increase in accounts payable and inventory was due primarily to strategic purchases of inventory that have high market demand. We will continue to invest in inventory in future quarters to drive increases in our revenue. The increase in accounts receivable is due to slower collections of certain of our receivables, primarily from international customers. We expect to improve our collections on accounts receivables in future quarters. The increase in other current assets was also due to the purchase of prepaid inventory in conjunction with strategic purchases. The decrease in other accrued liabilities was due to first quarter payments on year end obligations related to Sarbanes Oxley consulting, certain tax accruals and recruiting costs. We believe our existing resources will allow us to adequately fund our recurring operations beyond the next year. Should we need additional capital outside our normal operating requirements, we believe our balance sheet is sufficiently strong to allow us access to additional resources in the capital markets.

SOMERA COMMUNICATIONS, INC.

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

Net cash provided by investing activities for the three months ended March 31, 2005, includes purchase of property and equipment of $719,000 and purchase of short-term investments of $12.9 million, offset by $16.8 million in proceeds from sale of short term investments and disposals of property and equipment of $273,000. Net cash provided by investing activities for the three months ended March 31, 2004, includes purchase of property and equipment of $711,000 and purchase of short-term investments of $5.5 million, offset by $6.5 million in proceeds from sale of short term investments.

Cash flows from financing activities for the three months ended March 31, 2005, included proceeds from stock option exercises of $144,000 and proceeds from employee stock purchases of $95,000. Cash flows from financing activities for the three months ended March 31, 2004 included proceeds from stock option exercises of $709,000 and proceeds from employee stock purchases of $138,000.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of March 31, 2005.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments, net of estimated sublease income of $82,000, for the nine months ending December 31, 2005, as follows (in thousands):

	Nine Months Ending December 31, 2005	2006	2007		2008	2009	Thereafter
Gross restructuring related leases (see Note 7)	$200	$22	$		$—	$—	$—
Operating Leases	1,418	1,444		1,344	1,408	1,300	683

Total commitments	$1,618	$1,466		$1,344	$1,408	$1,300	$683

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

SOMERA COMMUNICATIONS, INC.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on March 31, 2005, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section.

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

In October 2004, the Emerging Issues Task Force (EITF) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The EITF has delayed the effective date to coincide with an anticipated FSP that will address the meaning of “similar economic characteristics” in 2005. We are currently in the process of determining the impact of EITF No. 04-10 on its financial results.

The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law on October 22, 2004. The AJCA contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on our effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We are currently in the process of evaluating the impact that the AJCA will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than January 1 2006. Under SFAS No. 123R, we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost

SOMERA COMMUNICATIONS, INC.

be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 provides the SEC’s staff position regarding the application of SFAS 123(R). SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and SEC rules and regulations. SAB 107 outlines the significance of disclosures made regarding the accounting for share-based payments.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. This interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligation”, is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating FIN 47 for any impact to the financial statements from the original 2003 adoption of SFAS No. 143.

SOMERA COMMUNICATIONS, INC.

Certain Factors That May Affect Future Operating Results

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including our consolidated financial statements and related notes.

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

SOMERA COMMUNICATIONS, INC.

A continued downturn and/or consolidation in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting and other pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. Since 2001, we have experienced a general downturn in the level of capital spending by our telecommunications customers for the products and services we sell. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

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

For the three months ended March 31, 2005, 71.4% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators, distributors and secondary market dealers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer. In addition, in the three months ended March 31, 2005, one supplier accounted for 29.4% of our equipment purchases. In 2004, the same supplier accounted for 14.8% of our equipment purchases. If we are unable to continue to purchase a significant portion of our equipment from this supplier, then our equipment costs could increase, thereby adversely impacting our operating results.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 57.3% of our net revenue for the three months ended March 31, 2005 and 53.4% for the three months ended March 31, 2004. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers. We face a further risk that consolidation among our significant customers, such as the recently completed acquisition of AT&T Wireless by Cingular Wireless, and the recently announced acquisitions of AT&T by SBC Communications, MCI by Verizon Communications, Nextel by Sprint, and Western Wireless by Alltell, could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

We may be forced to reduce the sales prices for the equipment and services we sell, which may impair our ability to maintain our gross margins.

In the future, we expect to reduce prices in response to competition and to generate increased sales volume. As a result of the slow-down in the telecommunications market since 2001, some manufacturers reduced their prices of new telecommunications equipment. If manufacturers reduce the prices of new telecommunications equipment, we may be required to further reduce the price of the new and re-used equipment we sell. If we are forced to reduce our prices or are unable to shift the sales mix towards higher margin equipment and service sales, we will not be able to maintain current gross margins.

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and it is unclear whether our equipment and service offerings and our business will achieve long-term market acceptance.

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and evolving, and we are not certain that our current or potential customers will adopt and deploy re-used telecommunications equipment

SOMERA COMMUNICATIONS, INC.

in their networks or purchase the telecommunications equipment lifecycle services we offer. For example, with respect to re-used equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase re-used equipment, our potential customers may not choose to purchase re-used equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks or perform the services we offer internally, which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of re-used equipment available for us to purchase, which would limit the development of this market. Further, we have found that the sales cycle for our recently developed equipment lifecycle services offering is protracted due to the fact that this offering is new and involved multiple layers of our customers’ organizations. If we are unable to successfully sell our equipment lifecycle service offering to our customers or if the sales cycle for these services continues to be protracted, our business could suffer.

We may fail to continue to attract, develop and retain key management and sales personnel, which could negatively impact our business.

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. For example, in April 2004, we announced the appointment of David W. Heard as our president and chief executive officer and in March 2005, we announced the appointment of Kent Coker as our Senior Vice-President and Chief Financial Officer. Further we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers. We do not have “key person” life insurance policies on any of our employees.

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

SOMERA COMMUNICATIONS, INC.

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

One of our strategies is to develop and expand our relationships with Regional Bell Operating Companies, or RBOCs. We believe the RBOCs could provide us with a significant source of additional net revenue. In addition, we believe the RBOCs could provide us with a large supply of re-used equipment. We cannot assure that the implementation of this strategy will be successful. RBOCs may not choose to sell re-used equipment to us or may not elect to purchase this equipment or services from us. RBOCs may instead develop those capabilities internally or elect to compete with us and resell re-used equipment to our customers or prospective customers or competitors. If we fail to successfully develop our relationships with RBOCs or if RBOCs elect to compete with us, our revenue levels could suffer.

If we do not expand our international operations our business could suffer.

We intend to expand our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment and services we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment and services outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $5.3 million, or 25.6%, of our net revenue for the three months ended March 31, 2005 and $21.8 million, or 21.8%, of our net revenue in the fiscal year 2004.

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

SOMERA COMMUNICATIONS, INC.

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

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, beginning in January 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have amortization related to other purchased intangibles, and we must evaluate our intangible assets, including goodwill, at least annually for impairment. For the three months ended March 31, 2005, our amortization charge for other intangibles was $17,000. In 2004, our amortization charge for other intangibles was $67,000. In June 2004, we completed our annual goodwill impairment test and determined that our goodwill was not impaired and no impairment charge was necessary. We may incur a similar charge in the future.

SOMERA COMMUNICATIONS, INC.

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short and long-term deferred tax assets. In 2004, we increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards generated during the current year as we continue to provide for a full valuation allowance against our net deferred tax assets. We may incur a similar charge in the future.

New regulations related to equity compensation could adversely affect our operating results and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as an important component of our employee compensation packages. We believe that our stock option plan is an essential tool to link the long-term interests of our stockholders and employees, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has implemented changes to United States generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The changes implemented by FASB relating to the accounting for equity compensation plans are scheduled to go into effect the first quarter of 2006. This accounting pronouncement will negatively impact our operating results and could affect our ability to raise capital on acceptable terms. For an illustrative example of the adverse impact this accounting change may have had on our recent operating results, please see Note 2—”Summary of Significant Accounting Policies: Stock-Based Compensation” to the condensed consolidated financial statements included elsewhere in this report. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 26.7% of our outstanding common stock as of March 14, 2005. As a result, these stockholders will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

Failure to comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002 could result in a negative market reaction.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. The annual report is required to contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the our internal controls over financial reporting. While we have expended and continue to expend significant resources in complying with Section 404, there is a risk that we will not be able to comply with all of the requirements imposed by Section 404. Further, if we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404. If such actions were to occur, we cannot predict how the market or regulators will react.

SOMERA COMMUNICATIONS, INC.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments as of March 31, 2005. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of March 31, 2005, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During the three months ended March 31, 2005, net revenue earned outside the United States accounted for 25.6% of total revenue. During the three months ended March 31, 2005, purchases outside the United States accounted for 13.8% of total purchases. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

SOMERA COMMUNICATIONS, INC.

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SOMERA COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.20(b)	Employment Agreement between Somera Communications Sales, Inc. and Jay Hilbert, dated February 16, 2005.

10.20(c)	Employment Agreement between Somera Communications Sales, Inc. and Kent Coker, dated March 2, 2005, as amended March 14, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on February 17, 2005.
(c)	Incorporated by reference to the Company’s Report on Form 8-K, filed on March 3, 2005.

SOMERA COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2005.

SOMERA COMMUNICATIONS, INC.

By:	/s/ DAVID W. HEARD
David W. Heard President and Chief Executive Officer