Form 10-K/A
period 2004-12-31
SOMERA COMMUNICATIONS INC
filed 2005-07-11
CIK 1094243

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

EXPLANATORY NOTE

Somera Communications, Inc. (the “Registrant”) is filing this Amendment to the Form 10-K (originally filed by the Registrant on March 31, 2005) for the purpose of including Item 8 (Financial Statements) in its entirety, as amended to reflect the changes made in the Amendment to the Form 10-K filed by the Registrant on April 13, 2005. This Amendment to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and amended, and does not otherwise reflect events occurring after the filing of the Form 10-K.

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

	Year Ended December 31,
	2004	2003	2002
Net loss—as reported	$(22,628)	$(58,510)	$(5,154)
Add: Stock-based employee compensation expensed in the financial statements, net of related tax effects	26	57	63
Deduct: Stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(1,485)	(3,598)	(12,504)

Net loss—as adjusted	$(24,087)	$(62,051)	$(17,595)

Net loss per share—basic and diluted as reported	$(0.45)	$(1.19)	$(0.11)
Net loss per share—basic and diluted as adjusted	$(0.48)	$(1.26)	$(0.36)

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended December 31, 2002
Net revenue	$208,552
Net income (loss)	$(3,332)
Net income (loss) per share—basic	$(0.07)
Net income (loss) per share—diluted	$(0.07)

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization expense related to intangible assets was $67,000, $751,000, and $689,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2004 for the year ending December 31, 2005 is expected to be $50,000 and none thereafter.

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, 2,876,357 options outstanding were exercisable.

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate of the Company’s options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.08 - $1.88	4,394,302	9.25	$1.37	518,798	$1.42
$ 2.60 - $3.00	894,521	8.28	2.79	354,758	2.75
$ 4.50 - $8.50	1,231,264	5.99	6.52	1,152,301	6.53
$10.75 - $13.50	850,500	5.28	10.91	850,500	10.91

	7,370,587	8.13	$3.50	2,876,357	$6.44

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SOMERA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14—Unaudited Quarterly Operating Results:

Selected quarterly financial data is as follows:

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$28,388	$25,767	$22,693	$23,186
Gross profit	6,480	6,987	3,892	6,188
Operating expense	10,304	10,911	12,614	12,931
Net income (loss)	(4,056)	(3,876)	(8,489)	(6,207)
Basic earnings (loss) per share	$(0.08)	$(0.08)	$(0.17)	$(0.12)

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$35,837	$35,954	$30,760	$34,016
Gross profit	9,936	9,052	6,444	9,379
Operating expense	13,568	38,350	12,764	16,577
Net income (loss)	(2,078)	(22,759)	(4,487)	(29,186)
Basic earnings (loss) per share	$(0.04)	$(0.46)	$(0.09)	$(0.59)

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of July 2005.

SOMERA COMMUNICATIONS, INC.

By:	/s/ DAVID W. HEARD
(David W. Heard President and Chief Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 11, 2005:

Signature	Title

/s/ DAVID W. HEARD (David W. Heard)	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ KENT COKER (Kent Coker)	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ BARRY PHELPS * (Barry Phelps)	Chairman of the Board

/s/ WALTER G. KORTSCHAK * (Walter G. Kortschak)	Director

/s/ CHARLES E. LEVINE * (Charles E. Levine)	Director

/s/ CASIMIR SKRZYPCZAK * (Casimir Skrzypczak)	Director

/s/ DAVID A. YOUNG * (David A. Young)	Director

/s/ DAVID W. HEARD	Attorney-in-Fact (for the above-listed persons)
(David W. Heard)

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