Form 10-Q
period 2005-06-30
SOMERA COMMUNICATIONS INC
filed 2005-08-15
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, $0.001 par value	50,272,545

SOMERA COMMUNICATIONS, INC.

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		36

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,852	$7,654
Short-term investments	22,473	32,757
Accounts receivable, net of allowance for doubtful accounts of $552 and $574 at June 30, 2005 and December 31, 2004, respectively	14,651	16,217
Inventories, net	11,209	10,027
Other current assets	2,599	1,876

Total current assets	55,784	68,531
Property and equipment, net	4,468	4,600
Other assets	2,874	148
Goodwill	—	1,760
Intangible assets, net	17	50

Total assets	$63,143	$75,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,893	$12,396
Accrued compensation	2,028	2,503
Other accrued liabilities	9,163	11,139
Deferred revenue	188	723

Total current liabilities	25,272	26,761
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares, shares issued and outstanding: 50,232 and 49,872 at June 30, 2005 and December 31, 2004, respectively)	50	49
Additional paid-in capital	75,155	74,652
Unearned stock-based compensation	(221)	(72)
Accumulated other comprehensive income (loss)	204	(191)
Accumulated deficit	(37,317)	(26,110)

Total stockholders’ equity	37,871	48,328

Total liabilities and stockholders’ equity	$63,143	$75,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Equipment revenue	$16,201	$22,748	$35,005	$45,760
Service and program revenue	2,480	3,019	4,210	8,395

Total revenues	18,681	25,767	39,215	54,155

Cost of revenues:
Equipment cost of revenue	11,092	16,833	23,058	34,589
Service and program cost of revenue	1,319	1,947	2,199	6,099

Total cost of revenues	12,411	18,780	25,257	40,688

Gross profit	6,270	6,987	13,958	13,467

Operating expenses:
Sales and marketing	6,801	5,919	12,631	11,558
General and administrative	4,306	4,975	9,296	9,623
Impairment of goodwill	1,760	—	1,760	—
Other operating expenses	1,187	17	1,204	34

Total operating expenses	14,054	10,911	24,891	21,215

Loss from operations	(7,784)	(3,924)	(10,933)	(7,748)
Other income (expense), net	(136)	56	(250)	(150)

Loss before income taxes	(7,920)	(3,868)	(11,183)	(7,898)
Income tax provision	11	8	24	34

Net loss	(7,931)	(3,876)	(11,207)	(7,932)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	274	(4)	380	(10)
Unrealized gain on investments	33	—	15	—

Comprehensive income (loss)	$(7,624)	$(3,880)	$(10,812)	$(7,942)

Net loss per share: basic and diluted	$(0.16)	$(0.08)	$(0.22)	$(0.16)
Weighted average shares: basic and diluted	50,210	49,759	49,988	49,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,207)	$(7,932)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,386	1,625
Provision for doubtful accounts	544	(10)
Provision for excess and obsolete inventories	1,343	3,470
Amortization of stock-based compensation	66	14
Gain on disposal of assets	(219)	—
Impairment of goodwill	1,760	—
Foreign exchange loss	811	98
Changes in operating assets and liabilities:
Accounts receivable	721	6,463
Inventories	(2,827)	(5,730)
Other current assets	(743)	(837)
Other assets	24	—
Accounts payable	216	(591)
Accrued compensation	(443)	(993)
Deferred revenue	(527)	(287)
Other accrued liabilities	(1,922)	(108)

Net cash used in operating activities	(11,017)	(4,818)

Cash flows from investing activities:
Purchase of other long term assets	(1,324)	—
Acquisition of property and equipment	(1,272)	(1,552)
Proceeds from disposal of property and equipment	273	—
Purchase of short-term investments	(18,534)	(18,433)
Sale of short-term investments	28,833	16,667

Net cash provided by investing activities	7,976	(3,318)

Cash flows from financing activities:
Proceeds from stock options exercises	191	713
Proceeds from employee stock purchase plan	95	138

Net cash provided by financing activities	286	851

Net decrease in cash and cash equivalents	(2,755)	(7,285)
Effect of exchange rate changes on cash and cash equivalents	(47)	4

Cash and cash equivalents, beginning of period	7,654	30,642

Cash and cash equivalents, end of period	$4,852	$23,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1—Formation of the Company and Basis of Presentation:

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

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. The second quarter of 2005 and 2004 each consisted of 13-week periods.

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

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current fiscal year. Such reclassification did not impact earnings or total stockholders’ equity.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

The Company also generates service and program revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying condensed consolidated balance sheet. Unbilled receivables were $98,000 and $103,000 at June 30, 2005 and June 30, 2004, respectively. Revenue from services and programs represented approximately 13.3% and 11.7% of total revenue for the three month periods ended June 30, 2005 and June 30, 2004, respectively. Revenue from services and programs represented approximately 10.7% and 15.5% of total revenue for the six month periods ended June 30, 2005 and 2004, respectively.

Revenue for transactions that include multiple elements such as equipment and services bundled together is allocated to each element based on its relative fair value based on negotiated terms (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element.

The Company manages contracts whereby the Company pays for services rendered by third parties as an agent for its customers. The Company passes these expenses through to customers, who reimburse the Company for the expenses plus a management fee. Typically, revenues related to these types of contracts include only management fees received from customers.

A reserve for sales returns and warranty obligations is recorded at the time of shipment and is based on the Company’s historical experience.

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $30,000 and $317,000 for the three month period ended June 30, 2005 and 2004, respectively. For the six-month period ended June 30, 2005, revenue recognized was $46,000, compared to $439,000 in the comparable period in 2004.

Research and Development

Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized using the straight-line method over the estimated useful life, generally three years. The Company capitalized $221,000 of software development costs during January 2004 through June 2004, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module. The project was completed in 2004 and there were no internal capitalized software development costs during January 2005 through June 2005.

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards has been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, and are as follows for the periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss: as reported	$(7,931)	$(3,876)	$(11,207)	$(7,932)
Add: Stock-based employee compensation expensed in the financial statements	45	7	66	14
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(408)	(674)	(1,035)	(893)
Net loss: as adjusted	$(8,294)	$(4,543)	$(12,176)	$(8,811)
Net loss per share: basic and diluted as reported	$(0.16)	$(0.08)	$(0.22)	$(0.16)
Net loss per share: basic and diluted as adjusted	$(0.17)	$(0.09)	$(0.24)	$(0.18)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2005	2004	2005	2004
Risk-free interest rate	3.84%	3.56%	3.10%	1.14%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	86%	48%	98%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 58.6 million shares at June 30, 2005, compared to 59.2 million shares outstanding at June 30, 2004. The weighted average exercise price of outstanding stock options at June 30, 2005 and June 30, 2004 was $3.07 and $6.12, respectively. The weighted average fair value of stock awards granted during the three month periods ended June 30, 2005 and 2004 was $1.39 and $1.50, respectively. The weighted average fair value of stock awards granted during the six month periods ended June 30, 2005 and 2004 was $1.41 and $1.80, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. In the three and six months ended June 30, 2005, there was no dilutive impact due to the recorded net loss.

Options to purchase 4,700,227 shares of common stock have been excluded from the calculation of net loss per share, diluted for both the three and six month period ended June 30, 2005, and options to purchase 8,478,372 and 5,947,122 shares, respectively, of common stock have been excluded from the calculation of net loss per share, diluted for the three and six month period ended June 30, 2004, as their effect would be anti-dilutive.

Note 3—Balance Sheet Accounts (in thousands):

	June 30, 2005	December 31, 2004
Inventories held for sale	$16,173	$15,620
Less: Reserve for excess and obsolete inventory	(4,964)	(5,593)

Inventories, net	$11,209	$10,027

During the six months ended June 30, 2005, the Company disposed of $2.1 million of inventory that had previously been reserved. The Company did not receive any proceeds from the disposals. The Company incurred charges for excess and obsolete inventory totaling $1.3 million during the six months ended June 30, 2005.

	June 30, 2005	December 31, 2004
Other accrued liabilities:
Restructuring accrual (see Note 7)	$156	$288
Warranty reserve (see Note 6)	1,168	1,128
Income and other taxes payable	4,784	4,843
Other	3,055	4,880

	$9,163	$11,139

During 2005, the Company purchased $2.7 million of assets for our lifecycle management program. Of this amount, $1.4 million is included in Accounts Payable as of June 30, 2005 and is considered a non-cash investing activity for statements of cash flows purposes. Since the Company has no near term plans to dispose of these assets through a sale during the next year, they have been classified as “Other assets” in the accompanying condensed consolidated balance sheet.

Note 4—Goodwill and Intangible Assets:

On October 17, 2000, the Company acquired all of the outstanding shares of MSI Communications, Inc. (“MSI”), a data networking equipment sales and services company. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assesses the impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could result in an impairment review include the following: significant underperformance relative to projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends.

If the Company determines that the carrying value and other identified intangibles may not be recorded based upon the existence of one or more of the above indicators or impairment, the Company would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.

During the current quarter, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003 and 2004, the Company utilized a discounted cash flow model to perform its annual impairment analysis of goodwill. The Company reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying valued exceeded the fair value of the reporting unit, the Company determined that the goodwill of approximately $1.8 million related to new equipment was impaired. Accordingly, the Company recorded an impairment charge of approximately $1.8 million. Factors that contributed to the Company’s conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in the Company’s revenues recognized from this reporting unit. In addition, based upon forecasts provided by Somera employees whose duties include projecting revenue for this reporting unit, the Company did not believe that the Company would achieve acceptable revenue growth with respect to the New Equipment reporting unit. As of June 30, 2005, the Company had no remaining goodwill recorded.

The Company’s intangible assets consist of non-compete agreements and no triggering events per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” have occurred during the quarter. The following is a summary of the Company’s intangible assets with finite useful lives at June 30, 2005 (in thousands):

2005

	Intangibles, net December 31, 2004	Accumulated Amortization	Intangibles, net June 30, 2005
Non-compete agreement	$50	$(33)	$17

Amortization for the remaining portion of the year ending December 31, 2005 is expected to be $17,000.

Note 5—Commitments and Contingencies:

Until May 1, 2005, the Company maintained a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provided for issuances of letters of credit, primarily for procurement of inventory. The Company elected not to renew the credit facility when it expired on May 1, 2005. As of June 30, 2005 and December 31, 2004, the Company had no letters of credit outstanding. The Company had no long-term debt as of June 30, 2005 and December 31, 2004.

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

The Company is currently being audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service (‘‘IRS’’) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the second quarter of 2005, the IRS completed its fieldwork related to the audits of the Company’s consolidated federal income tax returns for the fiscal years 1999 through 2002. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, the Company reassessed its income tax contingency reserves to reflect the IRS findings and other current developments. While the overall net changes in these reserves was not significant, included in such changes was a $2.2 million reduction in reserves related to pre-IPO goodwill amortization and a $1.7 million increase in reserves related to inventory matters.

Note 6—Warranties and Financial Guarantees:

Warranties:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from the date of shipment for all equipment. The liability under these warranties is to repair or replace defective equipment. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacturer warranty is longer or it is a requirement to sell to specific customer or market.

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

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Balance as of beginning of period	$1,128	$915
Provision for warranty liability	916	1,281
Settlements	(876)	(920)

Balance as of end of period	$1,168	$1,276

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of June 30, 2005. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 7—Restructuring and Asset Impairment Charges:

At June 30, 2005, the accrued liability associated with a restructuring charge was $156,000 and consisted of the following lease obligations which expire in 2006 (in thousands):

	Balance at December 31, 2004	Payments	Balance at June 30, 2005
Lease obligations	$288	$132	$156

Note 8—Segment Information:

The Company helps telecommunications operators buy and sell new and re-used equipment and provides equipment related services. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise for which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations in principally three segments comprised of New equipment, Re-used equipment, and Services and Programs. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue:
New equipment	$3,708	$5,768	$7,841	$10,267
Re-used equipment	12,493	16,980	27,164	35,493
Service and programs	2,480	3,019	4,210	8,395

Total	$18,681	$25,767	$39,215	$54,155

Gross profit:
New equipment	$499	$894	$1,158	$1,285
Re-used equipment	4,610	5,020	10,789	9,885
Services and programs	1,161	1,073	2,011	2,297

Total	$6,270	$6,987	$13,958	$13,467

Operating expenses:
Sales and marketing	6,801	5,919	12,631	11,558
General and administrative	4,306	4,975	9,296	9,623
Impairment of goodwill	1,760	—	1,760	—
Other operating expenses	1,187	17	1,204	34

Total operating expenses	14,054	10,911	24,891	21,215

Loss from operations	(7,784)	(3,924)	(10,933)	(7,748)
Other expense, net	(136)	56	(250)	(150)

Loss before income taxes	(7,920)	(3,868)	(11,183)	(7,898)

Income tax provision	11	8	24	34

Net loss	$(7,931)	$(3,876)	$(11,207)	$(7,932)

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue:
United States	$13,838	$19,896	$29,111	$43,064
Canada	289	467	576	975
Latin America	600	1,103	1,021	2,133
Europe	3,616	3,451	7,323	6,742
Asia	203	549	991	681
Africa	86	301	144	560
Other	49	0	49	0

Total	$18,681	$25,767	$39,215	$54,155

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements except to the extent that the Company adopts a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may, from time to time, make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this Report as well as other factors discussed in our Form 10-K/A filed with the Securities and Exchange Commission on July 11, 2005 under the heading “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.

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

Somera RecoveryPLUS™, Somera RepairPLUS, Somera LifecyclePLUS are emerging lines of business for Somera Communications. Revenue from these new initiatives was $1.2 million of the $4.2 million of revenue included in Service and Program revenue during the six months ended June 30, 2005.

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

As a result, carriers are seeking new strategies to more effectively manage equipment lifecycles and improve return on assets. Based on a report by the Tyler Group, an international consulting firm, we believe the addressable market capabilities required to support asset management within the telecommunications industry was approximately $9.0 billion as of 2004, growing to approximately $12.0 billion by 2007. We believe growth in this market is likely to be fueled by a desire by carriers to increase their focus on core competencies, lower capital and operating costs, reduce risk, improve return on assets, and manage current technologies in parallel with next generation implementation. Growth in this segment is based on a combination of service and equipment needs. Our opportunity to grow in this segment will require us to strengthen our services business to offer a complete equipment lifecycle management suite.

The Somera Strategy

Somera has worked with over 1,100 telecommunications carriers, providing asset management services to maintain and extend the life of legacy networks at a lower cost and optimize return on invested capital. Our core competencies in setting the market for equipment values and facilitating the transition to new technologies, our proprietary information technologies systems and workflows, and operational scale and certifications, combined with our position as a publicly traded company, should provide a distinct competitive advantage to make Somera a low risk, high return investment solution to our customers.

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

The identification, valuation, and disposition of excess inventories is not a core competency of our customers. Although they may have traditionally relied on the OEM to handle excess assets, carriers have come to recognize the need for a vendor-agnostic, single source who can aggregate the diverse technologies and manufacturers that reside in the network and who in turn, can develop and execute a strategy that will optimize the return on theses assets.

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

The metrics we use for valuation of inventory are based on the data that we capture in our proprietary global database known as COMPASS. The database consists of product information and its respective market value, the installed technology base within our customers’ networks, plans for network build-out and de-installation, and demand and supply of equipment on the secondary market. The data domiciled within our database and applied to the valuation and marketability process is captured primarily through our sales and purchase transactions and interactions with customers. The data is interpreted by our internal sales and supply groups.

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

Somera LifecyclePLUS services include the following:

•	Logistics Management: We provide complete outsource logistics support for inventory management including barcoding, warehousing, tracking and reporting, and shipment based on the customers’ defined schedule.

•	Custom Configurations: We provide custom configurations to help operators deploy new technologies or redeploy existing equipment assets. Our services include unique engineered solutions to customer-defined configurations, “rack-n-stack” and kitting and staging, testing and verification to specifications, and ancillary equipment procurement.

•	Installation/De-Installation: Oftentimes under-utilized equipment assets need to be de-installed and then installed as part of the redeployment process. We provide project management, field supervision, certified technicians, and required logistics and materials management support to complement this offering.

•	Spares Management: Maintaining access to readily available spare parts is critical to reducing network downtime. Our services support carriers’ needs to have a reliable, available source for network spares. Spares can either be inventoried on behalf of the carrier or procured on the market based on demand and usage by the customer.

•	End-of-Life management: Somera works with carriers and OEMs to help them plan for the ultimate end-of-life of mature technologies in the network. We support this process with asset acquisition, spares maintenance, repair, and asset consolidation and planning at minimum required stocking levels.

Our ability to execute the core offerings of Equipment Brokerage, RecoveryPLUS™, RepairPLUS, and LifecyclePLUS is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot Execution and Deployment Center in Coppell, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet high quality and uptime standards. Our operations support both high volume and transactional parts fulfillment to the delivery of custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. In addition, we are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Program Leadership: Our intellectual capital in proprietary technology information systems and market knowledge of equipment demand, values and customer networks, enables us to develop leading programs to improve return on capital. We have built a proprietary global database of customers, networks, and equipment comprised of over 14,000 different items, from over 400 different manufacturers, spanning a decade of customers’ strategic and transactional requirements. This provides unique capabilities to locate equipment customers’ need at reasonable prices, while helping us to determine the market value and financial return on equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we believe we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to seamlessly connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with Somera.com, creating a more effective 1-866-SOMERA1 customer service line and support programs, as well as offering to support the immense technology transition that is occurring in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, EMEA and Asia Pacific regions.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Equipment revenue	86.7%	88.3%	89.3%	84.5%
Service and program revenue	13.3	11.7	10.7	15.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	59.4	65.3	58.8	63.9
Service and program cost of revenue	7.1	7.6	5.6	11.3

Total cost of revenues	66.5	72.9	64.4	75.2

Gross profit	33.5	27.1	35.6	24.8

Operating expenses:
Sales and marketing	36.4	23.0	32.2	21.3
General and administrative	23.1	19.3	23.7	17.8
Impairment of goodwill	9.4	—	4.5	—
Other operating expenses	6.4	0.1	3.1	0.1

Total operating expenses	75.3	42.4	63.5	39.2

Loss from operations	(41.8)	(15.3)	(27.9)	(14.4)
Other income (expense), net	(0.7)	0.2	(0.6)	(0.3)

Loss before income taxes	(42.5)	(15.1)	(28.5)	(14.7)
Income tax provision	0.1	0.0	0.1	0.1

Net loss	(42.6)%	(15.1)%	(28.6)%	(14.6)%

Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. A substantial portion of our revenue is derived from sales to domestic telecommunications wireline and wireless carriers. Equipment revenue decreased 25.8% to $16.2 million in the three months ended June 30, 2005 from $22.7 million in the three months ended June 30, 2004. Equipment revenue from customers in the United States decreased 30.4% to $13.8 million in the three months ended June 30, 2005 from $19.9 million in the three months ended June 30, 2004. Equipment revenue attributable to new equipment sales decreased 35.7% to $3.7 million in the three months ended June 30, 2005 from $5.8 million in the three months ended June 30, 2004. Equipment revenue attributable to re-used equipment sales decreased 26.4% to $12.5 million in the three months ended June 30, 2005 from $17.0 million in the three months ended June 30, 2004. This decrease in equipment revenue was attributable to lower overall customer demand for new and re-used equipment, as well as our own management re-organization and employee turnover. International equipment revenues decreased 18.6% to $4.8 million in the current quarter compared to $5.9 million in the same quarter the previous year due primarily to supply constraints which caused a loss of revenue opportunities.

Equipment revenue decreased 23.5% to $35.0 million in the six months ended June 30, 2005 from $45.8 million in the six months ended June 30, 2004. Revenue from new equipment sales declined 23.6% and revenue from re-used equipment sales declined 23.5% for the six-month period ended June 30, 2005 compared to the same period in 2004. These declines in equipment revenue year over year were primarily due to lower overall customer demand for new and re-used equipment, as well as our own management re-organization and employee turnover.

Service and Program Revenue. Service and program revenue is primarily derived from repair contracts and lifecycle management programs. Service and program revenue decreased 17.9% to $2.5 million in the three months ended June 30, 2005 from $3.0 million in the three months ended June 30, 2004. Service and program revenue comprised 13.3% of total revenues in the second quarter of 2005 compared to 11.7% of total revenues in the second quarter of 2004. Service and program revenue decreased to $4.2 million for the six months ended June 30, 2005 from $8.4 million for the six months ended June 30, 2004. The decline in service and program revenues in 2005 reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products. We remained obligated under some of these contracts into 2004.

Equipment Gross Profit. Equipment gross profit as a percentage of equipment revenue, or gross margin, was 31.5% in the three months ended June 30, 2005, up from 26.0% in the three months ended June 30, 2004. Gross profit on re-used equipment was $4.6 million, or 36.9% of re-used equipment revenue in the three months ended June 30, 2005 compared to $5.0 million or 29.6% of re-used equipment revenue in the three months ended June 30, 2004. Gross profit on new equipment sales in the three months ended June 30, 2005 was $499,000, or 13.5% compared to $894,000, or 15.5% in the three months ended June 30, 2004. The increase in equipment gross margin in the quarter ended June 30, 2005 was primarily due to focusing our efforts on higher value inventory purchases and sales opportunities in the re-used equipment market.

Gross margins increased to 34.1% for the six months ended June 30, 2005, compared to 24.4% in the six months ended June 30, 2004. Gross margin attributable to new equipment sales increased to 14.8% in the six months ended June 30, 2005 compared to 12.5% in the six months ended June 30, 2004. Gross margin attributable to re-used equipment sales increased to 39.7% in the six months ended June 30, 2005 from 27.9% in the six months ended June 30, 2004. The increase in gross margin was primarily related to focusing our efforts on higher value inventory purchases and sales opportunities in the re-used equipment market. Additionally, in the first quarter of 2004 we completed a large transaction with a strategic national wireless carrier at no gross profit, resulting in lower re-used equipment gross margins in the first quarter of 2004. This was the first significant sale to this operator and sourcing constraints caused us to deliver new equipment instead of re-used equipment to meet the customer’s schedules.

Service and Program Gross Profit. Gross profit as a percentage of service and program revenue increased to 46.8% for the three months ended June 30, 2005 compared to 35.5% for the three months ended June 30, 2004. The increase in gross profit on service and program revenue was primarily attributable to a shift away from certain lower margin repair services. Overall gross profit in terms of dollars of gross profit increased to $1.2 million in the three months ended June 30, 2005 compared to $1.1 million in the three months ended June 30, 2004, as a direct result of our decision to exit such lower margin business. We remained obligated under some of these contracts into 2004.

Gross profit as a percentage of service and program revenue increased to 47.8% in the six months ended June 30, 2005, compared to 27.3% in the six months ended June 30, 2004. The increase in gross profit on service and program revenue was primarily attributable to our decision in the fourth quarter of 2003 to de-emphasize certain low-margin products. We remained obligated under some of these contracts into 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of sales personnel salaries, commissions and benefits, costs for marketing support to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses increased to $6.8 million or 36.4% of net revenue in the three months ended June 30, 2005, from $5.9 million or 23.0% of net revenue in the comparable period in 2004. The increase in sales and marketing expense in the second quarter of 2005 was primarily due to $407,000 in increased commission expense as certain contributors achieved specific bonus milestones that involved high dollar payouts due to a few key deals during the quarter. The increase in sales and marketing expense was also due to $183,000 in increased marketing expense, $168,000 in increased travel expense, $95,000 in increased salary expense, and $73,000 in increased health insurance costs.

Sales and marketing expenses increased to $12.6 million or 32.2% of net revenue for the six months ended June 30, 2005, from $11.6 million or 21.3% of net revenues in the comparable period in 2004. The primary reason for the increase in sales and marketing expenses was due to increased consulting expense of $316,000 in conjunction with an increased emphasis on growing our international business in the current year. In addition, travel expense increased $178,000, outside labor increased $164,000, marketing expense increased $163,000, and rent expense increased $142,000.

General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased to $4.3 million or 23.1% of net revenue in the three months ended June 30, 2005, from $5.0 million or 19.3% of net revenue in the comparable period in 2004. This decrease in general and administrative expenses was primarily related to a decrease of $268,000 in salary expenses. The decrease in salary expense was due to a staffing reduction in administrative infrastructure personnel as we tried to cut back on support personnel as our revenue has decreased from period to period. The decrease in general and administrative expenses was also due to a decrease in consulting expense of $173,000 due to lower costs incurred in conjunction with Sarbanes Oxley compliance. Training expense was $138,000 lower in the current quarter as compared to the same quarter in prior year.

General and administrative expenses decreased to $9.3 million or 23.7% of net revenue for the six months ended June 30, 2005, from $9.6 million or 17.8% of net revenues in comparable period in 2004. The decrease included the realization of a $219,000 gain on sale of fixed assets in the first quarter of 2005 and a decrease of $536,000 in salary expense for the six months ended June 30, 2004 on a year over year basis. The decrease in salary expense was due to a staffing reduction in administrative infrastructure personnel as we tried to cut back on support personnel as our revenue has decreased from period to period. In addition, general insurance expense was $202,000 lower and rent expense was $166,000 lower than in the comparable quarter of 2004. Finally, recruiting expense was $145,000 lower and training and education expense was $142,000 lower in the second quarter of 2005 as compared to the second quarter of 2004. These decreases were offset by increased accounting and consulting costs of $1.1 million on a year over year basis incurred as a result of Sarbanes Oxley compliance and other consulting projects.

Impairment of Goodwill. During the current quarter, we completed our annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003 and 2004, this analysis considered the estimated fair value of the Company’s New Equipment reporting unit based on the related discounted cash flows. We determined that the carrying value of the reporting unit exceeded its fair value. Accordingly, we compared the implied fair value of the reporting unit’s goodwill with its carrying value and recorded an impairment charge of approximately $1.8 million. Factors that contributed to our conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in our revenues recognized from this reporting unit. In addition, based upon forecasts provided by our employees whose duties include projecting revenue for this reporting unit, we did not believe that we would achieve acceptable revenue growth with respect to the New Equipment reporting unit. We had previously written off goodwill associated with our Re-Used Equipment and Services units in the second quarter of 2003 that related to our past acquisition of the assets of Compass Telecom. As of June 30 2005, we had no remaining goodwill recorded.

Other Operating Expense. In the second quarter of 2005, other operating expenses included recognition of $749,000 of expenses associated with due diligence and other costs related to a prospective acquisition that we chose not to complete. We also incurred $421,000 in expense related to outstanding sales taxes from 2001, 2002 and 2003.

Other Expense, Net. Other expense, net, consists of investment earnings on cash and cash equivalent balances and realized foreign currency gains/(losses). Other expense, net, increased to $136,000 in the three months ended June 30, 2005 from income of $56,000 in the three months ended June 30, 2004. The increase was due primarily to currency exchange rate fluctuations between the US dollar and foreign currencies. The increase was also due to a lower balance of cash, cash equivalents and short-term investments in the second quarter of 2005 as compared to the second quarter of 2004.

Other expense, net, increased to an expense of $250,000 for the six months ended June 30, 2004 from an expense of $150,000 in the comparable period in 2004. The increase resulted as we incurred lower interest income from our investment activities coupled with the net currency change impact, resulting from increased activity in our foreign operations.

Income Tax Provision. Income tax provision for the three and six month periods ended June 30, 2005 totaled $11,000 and $24,000, respectively, compared to $8,000 and $34,000, for the comparable periods of the prior year. These amounts represent estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by a valuation allowance. Under U.S. GAAP, we must establish valuation allowances against our deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported since 2002 represented significant negative evidence which required a full valuation allowance as of June 30, 2005.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents and short-term investments. Our cash and cash equivalents balance was $4.9 million at June 30, 2005 and $7.7 million at December 31, 2004 and our short-term investments balance at June 30, 2005 and December 31, 2004 was $22.5 million and $32.8 million, respectively.

We finance our operations primarily from our balance of cash, cash equivalents and short-term investments. Net cash used by operating activities for the six months ended June 30, 2005 was $11.0 million. The primary use of operating cash was the reported net loss of $11.2 million for the six months ended June 30, 2005, which was offset by non-cash charges of $1.3 million provision for excess and obsolete inventories, depreciation and amortization charges of $1.4 million, the impairment of $1.8 million in goodwill, and foreign exchange loss of $811,000. Items impacting our operating cash flow included an increase in inventory of $2.8 million, an increase of $743,000 in other current assets, a decrease of $2.0 million in other accrued liabilities, and a decrease of $443,000 in accrued compensation. The increase in inventory and other current assets was primarily the result of increased purchases of inventory to drive future revenue. The decrease in other accrued liabilities was primarily due to lower required accruals for Sarbanes Oxley consulting costs as of June 30, 2005 as compared to the same period in 2004. The decrease in accrued compensation was due to the payout of accrued severance in the first six months of 2005. Our operating cash flow was also impacted by a decrease in accounts receivable of $721,000 and an increase in accounts payable of $216,000. The decrease in accounts receivable corresponds to the reduced revenue for the current quarter. Should we need additional capital outside our normal operating requirements, we believe our balance sheet is sufficiently strong to allow us access to additional resources in the capital markets.

Net cash used by operating activities for the six months ended June 30, 2004 was $4.8 million. The primary use of operating cash was the reported net loss of $7.9 million for the six months ended June 30, 2004, which was offset by non-cash charges of $3.5 million provision for excess and obsolete inventories and depreciation and amortization charges of $1.6 million. Significant sources of operating cash flows included a decrease in accounts receivable of $6.5 million. The decrease in accounts receivable was due to a continued focus on cash collections as well as decreasing revenues. Offsetting these operating cash flows was an increase in inventory of $5.7 million, an $837,000 increase in other current assets, a $591,000 decrease in accounts payable, a $1.0 million decrease in accrued compensation, and a $287,000 decrease in deferred revenue.

Net cash provided by investing activities for the six months ended June 30, 2005 includes $1.3 million of purchases of assets for our lifecycle management program which will be used to drive future revenue. Net cash provided by investing activities also includes purchase of property and equipment of $1.3 million and purchase of short-term investments of $18.5 million, offset by $28.8 million in proceeds from sale of short term investments and disposals of property and equipment of $273,000. Net cash used in investing activities for the six months ended June 30, 2004, includes purchases of property and equipment of $1.6 million, purchase of short-term investments of $18.4 million, and sale of short-term investments of $16.6 million.

Cash flows from financing activities for the six months ended June 30, 2005 included proceeds from stock option exercises of $191,000 and proceeds from employee stock purchases of $95,000. Cash flows from financing activities for the six months ended June 30, 2004, included proceeds from stock option exercises of $713,000 and proceeds from employee stock purchases of $138,000.

We do not currently plan to pay dividends, but rather plan to retain future earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of June 30, 2005.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments, net of estimated sublease income of $83,000, for the six months ending December 31, 2005, as follows (in thousands):

	Six Months Ending December 31, 2005	2006	2007	2008	2009	Thereafter
Gross restructuring related leases (see Note 7)	$134	$22	$—	$—	$—	$—
Operating Leases	982	2,140	2,112	2,142	1,748	2,989

Total commitments	$1,116	$2,162	$2,112	$2,142	$1,748	$2,989

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

Commitments

Until May 1, 2005, we maintained a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provided for issuances of letters of credit, primarily for procurement of inventory. We elected not to renew the credit facility when it expired on May 1, 2005. As of June 30, 2005 and December 31, 2004, we had no letters of credit outstanding. We had no long-term debt as of June 30, 2005 and December 31, 2004.

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

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K/A filed on July 11, 2005, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

Certain Factors That May Affect Future Operating Results

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could decline. You should also refer to other information contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, including our consolidated financial statements and related notes.

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

Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:

•	the rate, timing and volume of orders for the telecommunications infrastructure equipment and services we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market, price pressure from OEMs or other competitors;

•	our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for equipment and services we sell, which can be relatively lengthy, especially as it relates to our lifecycle management services offering;

•	delays in the commencement of our operations in new market segments and geographic regions;

•	costs relating to possible acquisitions and integration of new businesses, including, but not limited to, costs associated with acquisitions that Somera elects not to pursue; and

•	delays or concerns resulting from or related to completed and/or impending consolidation of telecommunications operators.

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

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. Since 2001, we have experienced a general downturn in the level of capital spending by our telecommunications customers for the products and services we sell. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase significantly or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

The market for supplying equipment and services to telecommunications operators is competitive, and if we cannot compete effectively, our net revenue and gross margins might decline.

Competition among companies who supply equipment and services to telecommunications operators is intense. We currently face competition primarily from four sources: OEMs, distributors, secondary market dealers and telecommunications infrastructure support services companies who sell new and re-used telecommunications infrastructure equipment and services. In addition, in recent years, we have experienced competition from entities founded by former employees of Somera. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.

Competition is likely to increase as new companies enter our market, as current competitors expand their products and services, as our competitors consolidate, as former employees join our competitors or found their own companies, and as our customers develop internal capabilities. Increased competition in the secondary market for telecommunications equipment could also heighten demand for the limited supply of re-used equipment, which would lead to increased prices for, and reduce the availability of, this equipment. Any increase in these prices could significantly impact our ability to maintain our gross margins.

We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.

For the three months ended June 30, 2005, 66.9% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators, distributors and secondary market dealers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer. In addition, in the three months ended June 30, 2005, one supplier accounted for 20.2% of our equipment purchases. A different supplier accounted for 14.8% of our equipment purchases in 2004 and only accounted for 3.9% of our equipment purchases in the three months ended June 30, 2005. If we are unable to continue to purchase a significant portion of our equipment from these suppliers, then our equipment costs could increase, thereby adversely impacting our operating results. Further, our net revenue is dependent on the sale of new equipment as well as re-used equipment. In the second quarter of 2005, we were informed that the supplier that accounted for 14.8% of 2004 equipment purchases had declared bankruptcy. If we are unable to continue to purchase equipment from this supplier on acceptable terms or at all, or if our customers are no longer willing to purchase products produced by this supplier due to the bankruptcy or other reasons, then our operating results would be adversely affected.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 43.1% of our net revenue for the three months ended June 30, 2005 and 42.0% for the three months ended June 30, 2004. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers that require our customers to purchase equipment from us. We face a further risk that consolidation among our significant customers, such as the recently completed acquisition of AT&T Wireless by Cingular Wireless, and the recently announced acquisitions of AT&T by SBC Communications, MCI by Verizon Communications, Nextel by Sprint, and Western Wireless by Alltel could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

We depend on the performance of our executive officers and other key employees. The loss of key members of our senior management or other key employees could negatively impact our operating results and our ability to execute our business strategy. Further, we depend on our sales professionals to serve customers in each of our markets. The loss of key sales professionals could significantly disrupt our relationships with our customers and harm our business. In addition, we do not have “key person” life insurance policies on any of our employees.

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

Our failure in any of these areas could harm our business. Moreover, any increased emphasis on software solutions as opposed to equipment solutions could limit the availability of new and re-used equipment, decrease customer demand for the equipment we sell, or cause the equipment we sell to become obsolete.

The lifecycles of telecommunications infrastructure equipment may become shorter, which would decrease the supply of, and carrier demand for, re-used equipment, and telecommunications equipment lifecycle services, which could increase our expenses.

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

We intend to expand our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment and services we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment and services outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $4.8 million, or 25.9%, of our net revenue for the three months ended June 30, 2005 and $21.8 million, or 21.8%, of our net revenue in the fiscal year 2004.

If we do engage in selective acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

If we make acquisitions in the future, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs, including, but not limited to, costs associated with acquisitions that Somera elects not to pursue, impairment of goodwill, or amortization of acquired other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The incurrence of debt would place an additional financial burden on us and cause our results to suffer and could impose restrictions on our operations. The issuance of equity securities would be dilutive to our existing stockholders.

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

We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may not be sufficient to satisfy these requirements. We may need to raise additional funds through public or private debt or equity financings to:

•	take advantage of business opportunities, including, but not limited to, more rapid international expansion or acquisitions of complementary businesses;

•	develop and maintain higher inventory levels;

•	gain access to new product lines;

•	develop new services; or

•	respond to competitive pressures.

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

We face the risk of future charges in the event of impairment.

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short and long-term deferred tax assets. In 2004, we increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards generated during the current year as we continue to provide for a full valuation allowance against our net deferred tax assets. In the six months ended June 30, 2005, we increased the valuation allowance by $4.7 million, primarily as a result of additional net operating loss carryforwards generated during the current year as we continue to provide for a full valuation allowance against our net deferred tax assets. We may incur a similar charge in the future.

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

Our office in Carpinteria, California, is located on or near known earthquake fault zones and our facilities worldwide are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If a disaster occurs that impacts our headquarters and execution and delivery center in Texas, our offices in Carpinteria, California, or our offices in the Netherlands, our ability to test and ship the equipment we sell would be seriously, if not completely, impaired, and our inventory could be damaged or destroyed, which would seriously harm our business. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments as of June 30, 2005. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of June 30, 2005, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During the six months ended June 30, 2005, net revenue earned outside the United States accounted for 25.8% of total revenue. During the six months ended June 30, 2005, purchases outside the United States accounted for 18.2% of total purchases. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 10, 2005, the following matters were acted upon by the stockholders of the Company:

1. The re-election of Walter G. Kortschak and Casimir S. Skrzypczak as Class III directors for an additional three year term:

	Shares In Favor	Shares Withheld
Walter G. Kortschak	42,884,777	815,772
Casimir S. Skrzypczak	43,484,373	216,176

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered accounting firm of the Company for the 2005 fiscal year:

Shares In Favor	Shares Against	Shares Abstained
43,670,817	24,930	4,802

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.20(b)	Employment Agreement between Somera Communications Sales, Inc. and Scott Willis, dated May 31, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).
(b)	Incorporated by reference to the Company’s Report on Form 8-K, filed on June 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2005.

SOMERA COMMUNICATIONS, INC.

By:	/s/ DAVID W. HEARD
David W. Heard President and Chief Executive Officer