Form 10-Q
period 2005-09-30
SOMERA COMMUNICATIONS INC
filed 2005-11-09
CIK 1094243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $0.001 par value	50,330,877

SOMERA COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SOMERA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,426	$7,654
Short-term investments	18,600	32,757
Accounts receivable, net of allowance for doubtful accounts of $454 and $574 at September 30, 2005 and December 31, 2004, respectively	17,379	16,217
Inventories, net	13,847	10,027
Other current assets	1,535	1,876

Total current assets	54,787	68,531
Property and equipment, net	4,109	4,600
Other assets	3,913	148
Goodwill	—	1,760
Intangible assets, net	—	50

Total assets	$62,809	$75,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,761	$12,396
Accrued compensation	2,439	2,503
Other accrued liabilities	9,418	11,139
Deferred revenue	1,416	723

Total current liabilities	29,034	26,761
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares, shares issued and outstanding: 50,331 and 49,872 at September 30, 2005 and December 31, 2004, respectively)	50	49
Additional paid-in capital	75,230	74,652
Unearned stock-based compensation	(203)	(72)
Accumulated other comprehensive income (loss)	192	(191)
Accumulated deficit	(41,494)	(26,110)

Total stockholders’ equity	33,775	48,328

Total liabilities and stockholders’ equity	$62,809	$75,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Equipment revenue	$18,832	$20,736	$53,837	$66,496
Service and program revenue	2,945	1,957	7,155	10,352

Total revenues	21,777	22,693	60,992	76,848

Cost of revenues:
Equipment cost of revenue	12,902	17,346	35,960	51,935
Service and program cost of revenue	1,683	1,455	3,882	7,554

Total cost of revenues	14,585	18,801	39,842	59,489

Gross profit	7,192	3,892	21,150	17,359

Operating expenses:
Sales and marketing	6,896	5,288	19,527	16,847
General and administrative	4,521	7,309	13,817	16,932
Impairment of goodwill	—	—	1,760	—
Other operating expenses	102	17	1,306	50

Total operating expenses	11,519	12,614	36,410	33,829

Loss from operations	(4,327)	(8,722)	(15,260)	(16,470)
Other income (expense), net	163	241	(87)	91

Loss before income taxes	(4,164)	(8,481)	(15,347)	(16,379)
Income tax provision	13	8	37	42

Net loss	(4,177)	(8,489)	(15,384)	(16,421)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(27)	8	353	(2)
Unrealized gain on investments	13	—	28	—

Comprehensive income (loss)	$(4,191)	$(8,481)	$(15,003)	$(16,423)

Net loss per share: basic and diluted	$(0.08)	$(0.17)	$(0.31)	$(0.33)
Weighted average shares: basic and diluted	50,301	49,808	49,973	49,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(15,384)	$(16,421)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,162	2,394
Provision for doubtful accounts	628	(98)
Provision for excess and obsolete inventories	2,241	6,334
Amortization of stock-based compensation	70	33
(Gain) loss on disposal of assets	(219)	318
Impairment of goodwill	1,760	—
Foreign exchange loss (gain)	699	(56)
Changes in operating assets and liabilities:
Accounts receivable	(2,119)	6,089
Inventories	(6,336)	(4,933)
Income tax receivable	—	6,781
Other current assets	158	494
Other assets	(418)	—
Accounts payable	3,595	(2,123)
Accrued compensation	(62)	(1,156)
Deferred revenue	728	(847)
Other accrued liabilities	(1,658)	882

Net cash used in operating activities	(14,155)	(2,309)

Cash flows from investing activities:
Purchase of other long term assets	(3,501)	—
Acquisition of property and equipment	(1,471)	(2,260)
Proceeds from disposal of property and equipment	273	—
Purchase of short-term investments	(27,786)	(37,561)
Sale of short-term investments	41,970	24,601

Net cash provided by (used in) investing activities	9,485	(15,220)

Cash flows from financing activities:
Proceeds from stock options exercises	247	729
Proceeds from employee stock purchase plan	129	232

Net cash provided by financing activities	376	961

Net decrease in cash and cash equivalents	(4,294)	(16,568)
Effect of exchange rate changes on cash and cash equivalents	66	(8)

Cash and cash equivalents, beginning of period	7,654	30,642

Cash and cash equivalents, end of period	$3,426	$14,066

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

The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. The third quarter of 2005 consisted of 13-weeks. The third quarter of 2004 consisted of 14-weeks.

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

The Company also generates service and program revenue, either in connection with equipment sales or through service only transactions. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the contract. Revenue earned but not yet billed is included in other current assets in the accompanying condensed consolidated balance sheet. Unbilled receivables were $23,000 and $173,000 at September 30, 2005 and December 31, 2004, respectively. Revenue from services and programs represented approximately 13.5% and 8.6% of total revenue for the three month periods ended September 30, 2005 and September 30, 2004, respectively. Revenue from services and programs represented approximately 11.7% and 13.5% of total revenue for the nine month periods ended September 30, 2005 and 2004, respectively.

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

The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions” and SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party. Revenues recognized under reciprocal arrangements were $12,000 and $94,000 for the three month period ended September 30, 2005 and 2004, respectively. For the nine-month period ended September 30, 2005, revenue recognized was $58,000, compared to $533,000 in the comparable period in 2004.

Research and Development

Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized using the straight-line method over the estimated useful life, generally three years. The Company capitalized $290,000 of software development costs during January 2004 through September 2004, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module. The project was completed in 2004 and there were no internal capitalized software development costs during January 2005 through September 2005.

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

Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards has been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, and are as follows for the periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss: as reported	$(4,177)	$(8,489)	$(15,384)	$(16,421)
Add: Stock-based employee compensation expensed in the financial statements	4	6	70	20
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(605)	(608)	(1,640)	(1,501)
Net loss: as adjusted	$(4,778)	$(9,091)	$(16,954)	$(17,902)
Net loss per share: basic and diluted as reported	$(0.08)	$(0.17)	$(0.31)	$(0.33)
Net loss per share: basic and diluted as adjusted	$(0.10)	$(0.18)	$(0.34)	$(0.36)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, using the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	2005	2004	2005	2004
Risk-free interest rate	4.03%	3.60%	3.51%	1.57%
Expected life (in years)	5	5	0.50	0.50
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	81%	51%	69%

Employee stock awards include employee stock options. Common shares outstanding plus shares underlying stock-based employee awards totaled 58.9 million shares at September 30, 2005, compared to 59.5 million shares outstanding at September 30, 2004. The weighted average exercise price of outstanding stock options at September 30, 2005 and September 30, 2004 was $2.86 and $6.01, respectively. The weighted average fair value of stock awards granted during the three month periods ended September 30, 2005 and 2004 was $1.27 and $1.38, respectively. The weighted average fair value of stock awards granted during the nine month periods ended September 30, 2005 and 2004 was $1.39 and $1.71, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. In the three and nine months ended September 30, 2005, there was no dilutive impact due to the recorded net loss.

Options to purchase 7,915,806 and 6,793,515 shares, respectively, of common stock have been excluded from the calculation of net loss per share, diluted for the three and nine month period ended September 30, 2005, and options to purchase 8,248,065 and 5,834,815 shares, respectively, of common stock have been excluded from the calculation of net loss per share, diluted for the three and nine month period ended September 30, 2004, as their effect would be anti-dilutive.

Note 3—Balance Sheet Accounts (in thousands):

	September 30, 2005	December 31, 2004
Inventories held for sale	$18,977	$15,620
Less: Reserve for excess and obsolete inventory	(5,130)	(5,593)

Inventories, net	$13,847	$10,027

During the nine months ended September 30, 2005, the Company disposed of $2.7 million of inventory that had previously been reserved. The Company did not receive any material proceeds from the disposals. The Company incurred charges for excess and obsolete inventory totaling $2.2 million during the nine months ended September 30, 2005.

	September 30, 2005	December 31, 2004
Other accrued liabilities:
Restructuring accrual (see Note 7)	$90	$288
Warranty reserve (see Note 6)	810	1,128
Income and other taxes payable	4,933	4,843
Other	3,585	4,880

	$9,418	$11,139

During 2005, the Company purchased $3.5 million of assets for our lifecycle management program. Since the Company has no near term plans to dispose of these assets through a sale during the next year, they have been classified as “Other assets” in the accompanying condensed consolidated balance sheet. Other assets also includes $500,000 which was used for a deposit on our new Execution and Distribution center in the Netherlands.

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

During the second quarter of 2005, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003 and 2004, the Company utilized a discounted cash flow model to perform its annual impairment analysis of goodwill. The Company reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value exceeded the fair value of the reporting unit, the Company determined that the goodwill of approximately $1.8 million related to new equipment was impaired. Accordingly, the Company recorded an impairment charge of approximately $1.8 million in the second quarter of 2005. Factors that contributed to the Company’s conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in the Company’s revenues recognized from this reporting unit. In addition, based upon forecasts of projected revenue for this reporting unit, the Company did not believe the reporting unit would achieve acceptable revenue growth with respect to the New Equipment reporting unit. As of September 30, 2005, the Company had no remaining goodwill recorded.

The Company’s intangible assets consist of non-compete agreements and no triggering events per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” have occurred during the quarter. The following is a summary of the Company’s intangible assets with finite useful lives at September 30, 2005 (in thousands):

2005

	Intangibles, net December 31, 2004	Accumulated Amortization	Intangibles, net September 30, 2005
Non-compete agreement	$50	$(50)	$—

Note 5—Commitments and Contingencies:

Until May 1, 2005, the Company maintained a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provided for issuances of letters of credit, primarily for procurement of inventory. The Company elected not to renew the credit facility when it expired on May 1, 2005. As of September 30, 2005 and December 31, 2004, the Company had no letters of credit outstanding. The Company had no long-term debt as of September 30, 2005 and December 31, 2004.

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

The Company is currently being audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the second quarter of 2005, the IRS completed its fieldwork related to the audits of the Company’s consolidated federal income tax returns for the fiscal years 1999 through 2002. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, the Company reassessed its income tax contingency reserves to reflect the IRS findings and other current developments. While the overall net changes in these reserves was not significant, included in such changes was a $2.2 million reduction in reserves related to pre-IPO goodwill amortization and a $1.7 million increase in reserves related to inventory matters. The Company is currently in negotiations with the IRS regarding this federal tax liability.

Note 6—Warranties and Financial Guarantees:

Warranties:

The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from the date of shipment for all equipment. The liability under these warranties is to repair or replace defective equipment. Longer warranty periods are sometimes provided in instances where the original equipment manufacturer warranty is longer or it is a requirement to sell to specific customer or market.

Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. Adequacy of the recorded warranty liability is reassessed every quarter and adjustments are made to the liability, if necessary.

Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheet, during the period are as follows (in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Balance as of beginning of period	$1,128	$915
Provision for warranty liability	757	2,064
Settlements	(1,075)	(1,567)

Balance as of end of period	$810	$1,412

Financial Guarantees:

The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of September 30, 2005. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Note 7—Restructuring and Asset Impairment Charges:

At September 30, 2005, the accrued liability associated with a restructuring charge was $90,000 and consisted of the following lease obligations which expire in 2006 (in thousands):

	Balance at December 31, 2004	Payments	Balance at September 30, 2005
Lease obligations	$288	$198	$90

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

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All revenues disclosed below are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue:
New equipment	$4,722	$4,946	$12,563	$15,213
Re-used equipment	14,110	15,790	41,274	51,283
Service and programs	2,945	1,957	7,155	10,352

Total	$21,777	$22,693	$60,992	$76,848

Gross profit:
New equipment	$669	$741	$1,827	$1,451
Re-used equipment	5,261	2,649	16,050	13,109
Service and programs	1,262	502	3,273	2,799

Total	$7,192	$3,892	$21,150	$17,359

Operating expenses:
Sales and marketing	6,896	5,288	19,527	16,847
General and administrative	4,521	7,309	13,817	16,932
Impairment of goodwill	—	—	1,760	—
Other operating expenses	102	17	1,306	50

Total operating expenses	11,519	12,614	36,410	33,829

Loss from operations	(4,327)	(8,722)	(15,260)	(16,470)
Other income (expense), net	163	241	(87)	91

Loss before income taxes	(4,164)	(8,481)	(15,347)	(16,379)

Income tax provision	13	8	37	42

Net loss	$(4,177)	$(8,489)	$(15,384)	$(16,421)

Net revenue information by geographic area is as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue:
United States	$15,241	$17,362	$44,352	$60,426
Canada	480	683	1,056	1,658
Latin America	1,186	206	2,207	2,339
Europe	4,736	3,660	12,059	10,402
Asia	79	782	1,070	1,463
Africa	44	0	188	560
Other	11	0	60	0

Total	$21,777	$22,693	$60,992	$76,848

Substantially all long-lived assets are maintained in the United States.

Note 9—Recent Accounting Pronouncements:

In October 2004, the Emerging Issues Task Force (EITF) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. In June 2005, the FASB ratified EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus is effective for fiscal years ending after September 15, 2005, and will not affect the current presentation of the Company’s reportable operating segments.

The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law on October 22, 2004. The AJCA contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on the Company’s effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. The Company is currently in the process of evaluating the impact that the AJCA will have on its financial position and results of operations. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated, if any or the related potential income tax effects of such repatriation.

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

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The Company believes that the adoption of this FSP did not have a material effect on the Company’s financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. The Company is currently evaluating the impact of applying this FSP in the remaining countries in future periods and does not expect the adoption of this provision to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Somera RecoveryPLUS™, Somera RepairPLUS and Somera LifecyclePLUS are referred to as our lifecycle management programs.

Somera RecoveryPLUS™ and Somera LifecyclePLUS are emerging lines of business for Somera Communications. Revenue from these new initiatives was $2.0 million of the $7.2 million of revenue included in Service and Program revenue during the nine months ended September 30, 2005.

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

Somera LifecyclePLUS services include the following:

•	Logistics Management: We provide complete outsource logistics support for inventory management including barcoding, warehousing, tracking and reporting, and shipment based on the customers’ defined schedule.

•	Custom Configurations: We provide custom configurations to help operators deploy new technologies or redeploy existing equipment assets. Our services include unique engineered solutions to customer-defined configurations, “rack-n-stack” and kitting and staging, testing and verification to specifications, and ancillary equipment procurement.

•	Installation/De-Installation: Oftentimes under-utilized equipment assets need to be de-installed and then installed as part of the redeployment process. We provide project management, field supervision, certified technicians, and required logistics and materials management support to complement this offering.

•	Spares Management: Maintaining access to readily available spare parts is critical to reducing network downtime. Our services support carriers’ needs to have a reliable, available source for network spares. Spares can either be inventoried on behalf of the carrier or procured on the market based on demand and usage by the customer.

•	End-of-Life management: Somera works with carriers and OEMs to help them plan for the ultimate end-of-life of mature technologies in the network. We support this process with asset acquisition, spares maintenance, repair, and asset consolidation and planning at minimum required stocking levels.

Our ability to execute the core offerings of Equipment Brokerage, RecoveryPLUS™, RepairPLUS, and LifecyclePLUS is grounded in three key areas:

•	Operational Excellence: We have established a 259,000 square foot Execution and Deployment Center in Coppell, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet high quality and uptime standards. Our operations support both high volume and transactional parts fulfillment to the delivery of custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. In addition, we are working to establish a comparable level of operational competencies in Europe to effectively support customers in that region.

•	Program Leadership: Our intellectual capital in proprietary technology information systems and market knowledge of equipment demand, values and customer networks, enables us to develop leading programs to improve return on capital. We have built a proprietary global database of customers, networks, and equipment comprised of over 14,000 different items, from over 400 different manufacturers, spanning a decade of customers’ strategic and transactional requirements. This provides unique capabilities to locate equipment customers’ need at reasonable prices, while helping us to determine the market value and financial return on equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. When combined with Somera’s cash position, we believe we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on a highly integrated model that combines sales, logistics, and support to seamlessly connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with Somera.com, creating a more effective 1-866-SOMERA1 customer service line and support programs, as well as offering to support the immense technology transition that is occurring in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.

Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, EMEA and Asia Pacific regions.

Results of Operations

The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Equipment revenue	86.5%	91.4%	88.3%	86.5%
Service and program revenue	13.5	8.6	11.7	13.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	59.2	76.4	59.0	67.6
Service and program cost of revenue	7.7	6.4	6.4	9.8

Total cost of revenues	66.9	82.8	65.4	77.4

Gross profit	33.1	17.2	34.6	22.6

Operating expenses:
Sales and marketing	31.7	23.3	32.0	21.9
General and administrative	20.7	32.2	22.7	22.0
Impairment of goodwill	—	—	2.9	—
Other operating expenses	0.5	0.1	2.1	0.1

Total operating expenses	52.9	55.6	59.7	44.0

Loss from operations	(19.8)	(38.4)	(25.1)	(21.4)
Other income (expense), net	0.8	1.0	(0.1)	0.1

Loss before income taxes	(19.0)	(37.4)	(25.2)	(21.3)
Income tax provision	0.1	0.0	0.1	0.1

Net loss	(19.1)%	(37.4)%	(25.3)%	(21.4)%

Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. A substantial portion of our revenue is derived from sales to domestic telecommunications wireline and wireless carriers. Equipment revenue decreased 9.2% to $18.8 million in the three months ended September 30, 2005 from $20.7 million in the three months ended September 30, 2004.

Equipment revenue from customers in the United States decreased 20.2% to $12.3 million in the three months ended September 30, 2005 from $15.4 million in the three months ended September 30, 2004. This decrease in equipment revenue from customers in the United States was attributable to increased competition and our management re-organization in the sales and supply management organizations that occurred in the first half of the year and has continued to impact our execution in the United States. International equipment revenues increased 22.6% to $6.5 million in the three months ended September 30, 2005 compared to $5.3 million in the same quarter the previous year due primarily to continued focus on driving international business, primarily in Europe. In addition, we experienced relative stability in our sales and supply management organization in our European office.

Equipment revenue attributable to new equipment sales decreased 4.5% to $4.7 million in the three months ended September 30, 2005 from $4.9 million in the three months ended September 30, 2004. Equipment revenue attributable to re-used equipment sales decreased 10.6% to $14.1 million in the three months ended September 30, 2005 from $15.8 million in the three months ended September 30, 2004. These decreases in equipment revenue were attributable to increased competition and our management re-organization in the United States.

Equipment revenue decreased 19.0% to $53.8 million in the nine months ended September 30, 2005 from $66.5 million in the ninemonths ended September 30, 2004. Equipment revenue from customers in the United States decreased 25.7% to $37.2 million in the nine months ended September 30, 2005 from $50.1 million in the nine months ended September 30, 2004. This decrease in equipment revenue from customers in the United States was attributable to increased competition, and our management re-organization in the sales and supply management organizations and employee turnover that occurred in the first half of 2005 and has continued to impact our execution. Equipment revenue from customers outside the United States increased slightly to $16.6 million in the nine months ended September 30, 2005 from $16.4 million in the nine months ended September 30, 2004.

Revenue from new equipment sales declined 17.4%, or $2.7 million from $15.2 million to $12.6 million and revenue from re-used equipment sales declined 19.5% or $10.0 million from $41.3 million for the nine-month period ended September 30, 2005 compared to $51.3 million in the same period in 2004. These declines in equipment revenue year over year were primarily due to increased competition, as well as our management re-organization in the United States.

Service and Program Revenue. Service and program revenue is primarily derived from repair contracts and lifecycle management programs. Service and program revenue increased 50.5% to $2.9 million in the three months ended September 30, 2005 from $2.0 million in the three months ended September 30, 2004. Service and program revenue comprised 13.5% of total revenues in the third quarter of 2005 compared to 8.6% of total revenues in the third quarter of 2004. The increase in revenue levels and the increase in service and program revenue as a percentage of total revenue was impacted by our successful implementation of new lifecycle management programs in the third quarter of 2005.

Service and program revenue decreased to $7.2 million for the nine months ended September 30, 2005 from $10.4 million for the nine months ended September 30, 2004. The decline in overall service and program revenues in 2005 reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low-value-added services products. We remained obligated under some of these contracts into 2004. This decrease was partially offset by an increase due to our implementation of new lifecycle management programs in the third quarter of 2005.

Equipment Gross Profit. Equipment gross profit as a percentage of equipment revenue, or gross margin, was 31.5% in the three months ended September 30, 2005, up from 16.3% in the three months ended September 30, 2004. Gross profit on re-used equipment was $5.3 million, or 37.3% of re-used equipment revenue in the three months ended September 30, 2005 compared to $2.6 million or 16.8% of re-used equipment revenue in the three months ended September 30, 2004. Gross profit on new equipment sales in the three months ended September 30, 2005 was $669,000, or 14.2% compared to $741,000, or 15.0% in the three months ended September 30, 2004. The increase in equipment gross margin in the quarter ended September 30, 2005 was primarily due to focusing our efforts on higher value inventory purchases and sales opportunities in the re-used equipment market. In addition, gross margin in the three months ended September 30, 2004 was unusually low due to a $2.5 million transaction with a strategic national wireless carrier in the first quarter of 2004 that was completed in the third quarter of 2004 at no gross profit. Sourcing constraints at that time caused us to deliver new equipment instead of re-used equipment to meet the customer’s schedules, resulting in lower overall margins. Finally, we recorded a $2.9 million charge related to excess and obsolete inventory during the quarter ended September 30, 2004, compared to a provision of $898,000 in the third quarter of 2005. The higher provision in the third quarter of 2004 was related to a higher level of inventory whose market value was less than inventory cost.

Gross margins increased to 33.2% for the nine months ended September 30, 2005, compared to 21.9% in the nine months ended September 30, 2004. Gross margin attributable to new equipment sales increased to 14.5% in the nine months ended September 30, 2005 compared to 9.5% in the nine months ended September 30, 2004. Gross margin attributable to re-used equipment sales increased to 38.9% in the nine months ended September 30, 2005 from 25.6% in the nine months ended September 30, 2004. The increase in gross margin was primarily related to focusing our efforts on higher value inventory purchases and sales opportunities in the re-used equipment market. Additionally, in the first quarter of 2004 we completed a large transaction with a strategic national wireless carrier at no gross profit, resulting in lower re-used equipment gross margins in the first quarter of 2004. Additionally, margins in the nine month period ended September 30, 2005 were favorably impacted by provisions for excess and obsolete inventories which decreased $4.1 million to $2.2 million for the nine months ended September 30, 2005 from $6.3 million in the nine months ended September 30, 2004. The higher provision in 2004 was related to a higher level of inventory whose market value was less than the inventory cost.

Service and Program Gross Profit. Gross profit as a percentage of service and program revenue increased to 42.9% for the three months ended September 30, 2005 compared to 25.7% for the three months ended September 30, 2004. The increase in gross profit on service and program revenue was primarily attributable to a shift away from certain lower margin repair services, as a direct result of our decision to exit such lower margin business in the fourth quarter of 2003. We remained obligated under some of these contracts into 2004. The increase in gross profit was also impacted by our new lifecycle management programs, which generally carry higher margins.

Gross profit as a percentage of service and program revenue increased to 45.7% in the nine months ended September 30, 2005, compared to 27.0% in the nine months ended September 30, 2004. The increase in gross profit on service and program revenue was primarily attributable to our decision in the fourth quarter of 2003 to shift away from certain low-margin services as previously discussed. . We remained obligated under some of these contracts into 2004. The increase in gross profit was also impacted by our implementation of new lifecycle management programs in the third quarter of 2005, which generally carry higher margins.

Sales and Marketing. Sales and marketing expenses consist primarily of sales personnel salaries, commissions and benefits, costs for marketing support to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses increased to $6.9 million or 31.7% of net revenue in the three months ended September 30, 2005, from $5.3 million or 23.3% of net revenue in the comparable period in 2004. The increase in sales and marketing expense of 30.4%, or $1.6 million in the third quarter of 2005 compared to the same period last year was primarily due to $1.3 million in increased compensation expense as we continued to staff our sales force. The increase in compensation expense included an increase of $523,000 in commission expense as a result of higher margins on which we pay commission in the third quarter of 2005 as compared to the third quarter of 2004. We also experienced higher facility related expenses of approximately $140,000 and higher third party international sales consulting expenses of approximately $60,000 as we increased our international business.

Sales and marketing expenses increased to $19.5 million or 32.0% of net revenue for the nine months ended September 30, 2005, from $16.8 million or 21.9% of net revenue in the comparable period in 2004. The primary reason for this increase was due to increased payroll and benefits expense of $1.2 million as we continued to staff our sales force. We also incurred an increase in consulting expense of $382,000 in conjunction with an increased emphasis on growing our international business in the current year. In addition, rent expense increased $233,000 due to costs incurred during the period for our new facility in The Netherlands. Health insurance costs increased $194,000, marketing expense increased $170,000, travel expense increased $153,000, and outside labor increased $137,000. The increase in these costs was a result of greater focus on increasing our revenue and gross margin in the current period.

General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased to $4.5 million or 20.8% of net revenue in the three months ended September 30, 2005, from $7.3 million or 32.2% of net revenue in the comparable period in 2004. This decrease in general and administrative expenses of $2.8 million was primarily related to a decrease of $1.3 million in salary and related expenses. The decrease in salary expense was due to a staffing reduction in administrative infrastructure personnel as we reduced support personnel as our revenue has decreased from period to period. The decrease in general and administrative expenses was also due to a decrease in consulting expense of $687,000 due to lower costs incurred in conjunction with Sarbanes Oxley compliance. Facility related expenses were lower by $357,000, which included lower depreciation expense of $184,000 and lower general insurance expense of $106,00 in the current quarter as compared to the same quarter in prior year. Depreciation expense was lower due to a lower asset base as of September 30, 2005 as compared to September 30, 2004. Insurance expense was lower due to improved policy negotiations on our current policy. Finally, the quarter ended September 30, 2004 included a loss on disposal of assets of $318,000.

General and administrative expenses decreased to $13.9 million or 22.7% of net revenue for the nine months ended September 30, 2005, from $16.9 million or 22.0% of net revenues in comparable period in 2004. The decrease of 22.5% or $3.1 million included a decrease of salary and related expenses of $1.7 million due to a staffing reduction in administrative infrastructure personnel as we reduced support personnel as our revenue has declined from period to period. In addition, moving expense was $341,000 lower, depreciation expense was $334,000 lower, general insurance expense was $308,000 lower, legal expense was $241,000 lower, rent expense was $215,000 lower and travel expense was $185,000 lower in the nine months ended September 30, 2005 as compared to the same period of 2004. These cost reductions were a result of a concentrated effort to lower our general and administrative costs to more closely align to the lower revenue being generated by the Company. Finally, the nine months ended September 30, 2004 included a loss on disposal of assets of $318,000 compared to a gain of $219,000 on the disposal of assets for the same nine month period ended September 30, 2005.

Impairment of Goodwill. During the second quarter of 2005, we completed our annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003 and 2004, this analysis considered the estimated fair value of the Company’s New Equipment reporting unit based on the related discounted cash flows. We determined that the carrying value of the reporting unit exceeded its fair value. Accordingly, we compared the implied fair value of the reporting unit’s goodwill with its carrying value and recorded an impairment charge of approximately $1.8 million in the second quarter of 2005. Factors that contributed to our conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in our revenues recognized from this reporting unit. In addition, based upon our forecasts, we did not believe that we would achieve acceptable revenue growth with respect to the New Equipment reporting unit. We had previously written off goodwill associated with our Re-Used Equipment and Services units in the second quarter of 2003 that related to our past acquisition of the assets of Compass Telecom. As of September 30 2005, we had no remaining goodwill recorded.

Other Operating Expense. In the third quarter of 2005, other operating expenses included $17,000 in amortization of intangible assets as well as other miscellaneous charges.

Other Operating Expense for the nine month period ended September 30, 2005 included recognition of $749,000 of expenses associated with due diligence and other costs related to a prospective acquisition that we chose not to complete. We also incurred $506,000 in expense related to outstanding sales taxes from 2001, 2002 and 2003.

Other Income (Expense), Net. Other income (expense), net, consists of investment earnings on cash and cash equivalent balances and realized foreign currency gains/(losses). Other income (expense) net, decreased to income of $163,000 in the three months ended September 30, 2005 from income of $241,000 in the three months ended September 30, 2004. The decrease of $78,000 in other income for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is due to an unfavorable foreign exchange rate impact of approximately $193,000, partially offset by an increase of approximately $115,000 in interest income due to higher rates of return on our investments.

Other income (expense) net, decreased to an expense of $87,000 for the nine months ended September 30, 2004 from an income of $91,000 in the comparable period in 2004. The decrease of $178,000 for the nine months ended September 30, 2005 compared to the same period last year, is due to an unfavorable foreign exchange rate impact of approximately $359,000, partially offset by an increase in interest income of $181,000 due to higher rates of return on our investments.

Income Tax Provision. Income tax provision for the three and nine month periods ended September 30, 2005 totaled $13,000 and $37,000, respectively, compared to $8,000 and $42,000, for the comparable periods of the prior year. These amounts represent estimates of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by a valuation allowance. Under U.S. GAAP, we must establish valuation allowances against our deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported since 2002 represented significant negative evidence which required a full valuation allowance as of September 30, 2005.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents and short-term investments. Our cash and cash equivalents balance was $3.4 million at September 30, 2005 and $7.7 million at December 31, 2004 and our short-term investments balance at September 30, 2005 and December 31, 2004 was $18.6 million and $32.8 million, respectively.

Net cash used by operating activities for the nine months ended September 30, 2005 was $14.2 million. The primary use of operating cash was the reported net loss of $15.4 million for the nine months ended September 30, 2005, which was partially offset by non-cash charges comprised of a $2.2 million provision for excess and obsolete inventories, depreciation and amortization charges of $2.2 million, the impairment of $1.8 million in goodwill, foreign exchange loss of $699,000 and provision for doubtful accounts of $628,000. Items negatively impacting our operating cash flow included an increase in inventory of $6.3 million, an increase in accounts receivable of $2.1 million, and a decrease of $1.7 million in other accrued liabilities. The increase in accounts receivable was due to the timing of revenue transactions during the third quarter of 2005. The increase in inventory was primarily the result of increased purchases of inventory to drive future revenue. The decrease in other accrued liabilities was primarily due to the payout of accrued accounting and Sarbanes-Oxley implementation expenses for 2004 paid out in the first part of 2005. Items positively impacting our operating cash flow included an increase in accounts payable of $3.6 million and an increase in deferred revenue of $728,000. The increase in accounts payable is attributable to our increase in inventory.

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

Net cash provided by investing activities for the nine months ended September 30, 2005 includes $3.5 million of purchases of assets for our lifecycle management program which will be used to drive future revenue. Net cash provided by investing activities also includes purchase of property and equipment of $1.5 million and purchase of short-term investments of $27.8 million, offset by $42.0 million in proceeds from sale of short term investments and disposals of property and equipment of $273,000. Net cash provided by investing activities for the nine months ended September 30, 2004, includes purchases of property and equipment of $2.3 million, purchase of short-term investments of $37.6 million, and sale of short-term investments of $24.6 million.

Cash flows from financing activities for the nine months ended September 30, 2005 included proceeds from stock option exercises of $247,000 and proceeds from employee stock purchases of $129,000. Cash flows from financing activities for the nine months ended September 30, 2004, included proceeds from stock option exercises of $729,000 and proceeds from employee stock purchases of $232,000.

We do not currently plan to pay dividends, but rather plan to retain future earnings for use in the operation of our business and to fund future growth. We had no long-term debt outstanding as of September 30, 2005.

Our current business plan for 2006 does not reflect any need for additional capital. We do not believe we require outside funding. However, should we need additional capital outside our normal operating requirements, we believe that since we have a strong current ratio and no long-term debt outstanding on our consolidated balance sheet, we will be in the position to utilize our assets to seek additional capital.

Additionally, on October 31, 2005, the Nasdaq Stock Market Inc. (“Nasdaq”) issued us a notice that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, as of the date of the notice, the bid price of our common stock had closed below the minimum $1.00 per share for 30 consecutive business days. We must regain compliance with this Nasdaq rule by May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion), or our common stock will be de-listed from the Nasdaq National Market. We cannot give assurance that we will be able to maintain the listing of our common stock on the Nasdaq National Market in the future. If we are delisted from the Nasdaq National Market, we will apply to be listed on the Nasdaq Capital Market or the OTC bulletin board. Even if we are able to regain compliance for the Nasdaq National Market, this notice and potential movement to a new exchange may also impact our ability to raise additional capital if needed.

The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one to seven years with future minimum lease payments, net of estimated sublease income of $60,000, for the three months ending December 31, 2005, as follows (in thousands):

	Three Months Ending December 31, 2005	2006	2007	2008	2009	Thereafter
Gross restructuring related leases (see Note 7)	$68	$22	$—	$—	$—	$—
Operating Leases	626	2,016	1,973	1,995	1,929	2,937

Total commitments	$694	$2,038	$1,973	$1,995	$1,929	$2,937

Under the terms of the lease agreements, we are also responsible for internal maintenance, utilities and a proportionate share (based on square footage occupied) of property taxes. In the third quarter of 2005, we funded our international operation with $500,000, which was used for a deposit on our new Execution and Distribution center in the Netherlands. This deposit is classified as “Other Assets” in the accompanying condensed consolidated balance sheet.

We anticipate fluctuations in working capital in the future primarily as a result of fluctuations in sales of equipment and relative levels of inventory.

We believe that cash, cash equivalents, short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Commitments

Until May 1, 2005, we maintained a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provided for issuances of letters of credit, primarily for procurement of inventory. We elected not to renew the credit facility when it expired on May 1, 2005. As of September 30, 2005 and December 31, 2004, we had no letters of credit outstanding. We had no long-term debt as of September 30, 2005 and December 31, 2004.

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

Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (EITF) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. In June 2005, the FASB ratified EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus is effective for fiscal years ending after September 15, 2005, and will not affect the current presentation of our reportable operating segments.

The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law on October 22, 2004. The AJCA contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on our effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We are currently in the process of evaluating the impact that the AJCA will have on our financial position and results of operations. However, given the uncertainties and complexities of the repatriation provision and our continuing evaluation, it is not possible at this time to determine the amount that may be repatriated, if any or the related potential income tax effects of such repatriation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred beginning January 1, 2006. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on our consolidated financial statements.

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

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. We believe that the adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. We are currently evaluating the impact of applying this FSP in the remaining countries in future periods and do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

A downturn and/or consolidation in the telecommunications industry or an industry trend toward reducing or delaying additional equipment purchases due to cost-cutting and other pressures could reduce demand for our products.

We rely significantly upon customers concentrated in the telecommunications industry as a source of net revenue and re-used equipment inventory. Since 2001, we believe we have experienced a general downturn in the level of capital spending by our telecommunications customers for the products and services we sell. This slow-down in capital spending could result in postponement of network upgrades and reduced sales to our customers. There can be no assurance that the level of capital spending in the telecommunications industry or by our customers specifically will increase significantly or remain at current levels, or generate future net revenue levels at which our business would be profitable in future periods.

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

For the three months ended September 30, 2005, 64.8% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators, distributors and secondary market dealers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer. In addition, in the three months ended September 30, 2005, three suppliers each accounted for 17.2%, 15.2%, and 10%, respectively, of our overall equipment purchases. One of these suppliers accounted for 14.8% of our equipment purchases in fiscal year 2004 and accounted for 15.2% of our equipment purchases in the three months ended September 30, 2005. If we are unable to continue to purchase a significant portion of our equipment from these suppliers, then our equipment costs could increase, thereby adversely impacting our operating results. Further, our net revenue is dependent on the sale of new equipment as well as re-used equipment. In the second quarter of 2005, we were informed that the supplier that accounted for 14.8% of 2004 equipment purchases and 15.2% of our third quarter 2005 equipment purchases had declared bankruptcy. If we are unable to continue to purchase equipment from this supplier on acceptable terms or at all, or if our customers are no longer willing to purchase products produced by this supplier due to the bankruptcy or other reasons, then our operating results would be adversely affected.

Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.

Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 46.7% of our net revenue for the three months ended September 30, 2005 and 39.3% for the three months ended September 30, 2004. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers that require our customers to purchase equipment from us. We face a further risk that consolidation among our significant customers, such as the recently completed acquisitions of AT&T Wireless by Cingular Wireless, Nextel by Sprint and Western Wireless by Alltel, and the recently announced acquisitions of AT&T by SBC Communications and MCI by Verizon Communications could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.

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

The market for re-used telecommunications equipment and telecommunications equipment lifecycle services is relatively new and evolving, and we are not certain that our current or potential customers will adopt and deploy re-used telecommunications equipment in their networks or purchase the telecommunications equipment lifecycle services we offer. For example, with respect to re-used equipment that includes a significant software component, potential customers may be unable to obtain a license or sublicense for the software. Even if they do purchase re-used equipment, our potential customers may not choose to purchase re-used equipment from us for a variety of reasons. Our customers may also re-deploy their displaced equipment within their own networks or perform the services we offer internally, which would eliminate their need for our equipment and service offerings. These internal solutions would also limit the supply of re-used equipment available for us to purchase, which would limit the development of this market. Further, we have found that the sales cycle for our recently developed equipment lifecycle services and other services offerings is protracted due to the fact that these offerings are new and involved multiple layers of our customers’ organizations. If we are unable to successfully sell our equipment lifecycle service and other services offerings to our customers or if the sales cycle for these services continues to be protracted, our business could suffer.

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

We intend to expand our business in international markets. This expansion will require significant management attention and financial resources to develop a successful international business, including sales, procurement and support channels. Following this strategy, we opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment and services we sell, and therefore we might not be able to expand our international operations. Our experience in providing equipment and services outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $6.5 million, or 30.0%, of our net revenue for the three months ended September 30, 2005 and $21.8 million, or 21.8%, of our net revenue in the fiscal year 2004.

If we do engage in selective acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

If we make acquisitions in the future, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs, including, but not limited to, costs associated with acquisitions that Somera elects not to pursue, impairment of goodwill, or amortization of acquired other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The incurrence of debt would place an additional financial burden on us and cause our results to suffer and could impose restrictions on our operations. The issuance of equity securities by us in connection with any acquisition would be dilutive to our existing stockholders.

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

We rely on the integrity of key software and systems. Specifically we rely on our relationship management database which tracks information on currently or potentially available re-used equipment. This software and these systems may be vulnerable to harmful applications, computer viruses and other forms of corruption and interruption and is frequently updated by its manufacturer. In the event any form of corruption or interruption affects our software or systems or in the event we fail to update our software or systems, it could delay or restrict our ability to meet our customers’ needs, which could harm our reputation or business.

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

We face the risk of future unanticipated charges.

In the fourth quarter of 2003, we reviewed the future realizability of our deferred tax assets. We determined that our ability to generate sufficient future taxable income was uncertain. As such, we took a charge of $24.8 million to write off all of our short and long-term deferred tax assets. In 2004, we increased the valuation allowance by $8.6 million, primarily as a result of additional net operating loss carryforwards generated during the current year as we continue to provide for a full valuation allowance against our net deferred tax assets. In the nine months ended September 30, 2005, we increased the valuation allowance by $4.7 million, primarily as a result of additional net operating loss carryforwards generated during the current year as we continue to provide for a full valuation allowance against our net deferred tax assets. We may incur a similar charge in the future.

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

We may not be able to continue to meet the listing criteria for The Nasdaq National Market, which would adversely affect the ability of investors to trade our common stock and could adversely affect our business and financial condition.

Our common stock is currently quoted on the Nasdaq National Market under the symbol “SMRA.” On October 31, 2005, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, we were provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion). We cannot assure you that we will be able to maintain the listing of our common stock on the Nasdaq National Market in the future. If the closing bid price of our common stock does not close above $1.00 per share for the required time period to regain compliance with the Nasdaq Marketplace Rules, we would be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of our common stock on the Nasdaq Capital Market (formerly called the Nasdaq SmallCap Market) or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts due to a potential loss of customer confidence in our business.

Our facilities could be vulnerable to damage from earthquakes and other natural disasters.

Our office in Carpinteria, California, is located on or near known earthquake fault zones and our facilities worldwide are vulnerable to damage from fire, floods, earthquakes, mudslides, power loss, telecommunications failures and similar events. If a disaster occurs that impacts our headquarters and execution and delivery center in Texas, our offices in Carpinteria, California, or our offices in the Netherlands, our ability to test and ship the equipment we sell would be seriously, if not completely, impaired, and our inventory could be damaged or destroyed, which would seriously harm our business. We cannot be sure that the insurance we maintain against fires, floods, earthquakes, mudslides and general business interruptions will be adequate to cover our losses in any particular case.

Our officers and directors exert significant influence over us, and may make future business decisions with which some of our stockholders might disagree.

Our executive officers, directors and entities affiliated with them beneficially own an aggregate of approximately 24.6% of our outstanding common stock as of October 2, 2005. As a result, these stockholders will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments as of September 30, 2005. In addition, we do not engage in hedging activities.

A significant amount of our revenue and capital spending is denominated in U.S. dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of September 30, 2005, we had no long-term debt outstanding.

As a significant amount of our revenue, purchases and capital spending is denominated in U.S. dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.

As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During the nine months ended September 30, 2005, net revenue earned outside the United States accounted for 27.3% of total revenue. During the nine months ended September 30, 2005, purchases outside the United States accounted for 16.2% of total purchases. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2005.

SOMERA COMMUNICATIONS, INC.

By:	/s/ DAVID W. HEARD
David W. Heard President and Chief Executive Officer