Form 10-K
period 2005-12-31
SOMERA COMMUNICATIONS INC
filed 2006-03-31
CIK 1094243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market as of July 1, 2005) was approximately $79,879,684. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 6, 2006 was 50,340,530.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SOMERA COMMUNICATIONS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. Statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “may,” “will,” “should,” “could,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.
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
ITEM 1. BUSINESS
Somera Communications, Inc. was formed in August 1999 and is incorporated under the laws of the State of Delaware. The predecessor company was Somera Communications LLC, which was formed in California in July 1995.
The Business
We provide telecommunications asset management services to telecommunications carriers to help maintain and extend the life of legacy networks at lower costs. Our successful management of equipment lifecycles should enable our customers, primarily wireless and wireline carriers throughout the world, to drive real capital expense and operating expense savings in the maintenance of their existing network assets in order to focus more resources on the introduction of new services and technologies. Somera supports their legacy networks through the sourcing, servicing, and liquidation of equipment on a more cost-effective basis thereby optimizing return on assets.
Industry Background and Trends
Today’s business environment is transforming the way carriers are managing the equipment lifecycles of their legacy networks. This transformation is being fueled by the following trends in the telecommunications industry:
•	A convergence of new technology that is expected to accelerate the displacement and transition of network equipment from VoIP (voice over internet protocol) and its impact on circuit switching, edge, and access devices, to GigE (Gigabit Ethernet) and its displacement of transport technologies such as SONET/SDH, to the continued broadband evolution of last mile technologies such as DSL, FTTP (fiber to the premises), and subsequent migration from 2G to 3G wireless technologies;

•	The acceleration of mergers and acquisitions in the telecommunications industry that will drive network redundancies and excess equipment inventories, and increase pressure to identify savings synergies;

•	The competitive pressures to offer new services and thereby lower the costs of legacy networks and preserve capital for investments in these new revenue producing services; and

•	The need to create consistent and stable processes to manage equipment assets, accelerated by the requirements of Sarbanes-Oxley Act compliance.
As a result, carriers are seeking new strategies to more effectively manage equipment lifecycles and improve return on assets. We believe growth in this market is likely to be fueled by a desire by carriers to increase their focus on core competencies, lower capital and operating costs, reduce risk, improve return on assets, and manage current technologies in parallel with next generation implementation. Based on a report by the Tyler Group, an international consulting firm, we believe the addressable market for business process outsourcing of certain capabilities required to support equipment lifecycle management within the telecommunications industry was approximately $10.0 billion as of 2005, growing to approximately $12.0 billion by 2007. Growth in this segment is expected to result from expanded requirements from service providers for a combination of services and equipment, particularly through their growing acceptance and utilization of asset management services. Our opportunity to grow in this segment will require us to maintain our momentum in securing such agreements.
The Somera Strategy
Somera has worked with over 900 telecommunications carriers, providing asset management services to maintain and extend the life of legacy networks at a lower cost and optimize return on invested capital. Our core competencies in setting the market for equipment values and facilitating the transition to new technologies, our proprietary information technologies systems and workflows, and operational scale and certifications, combined with our position as a publicly traded company, should provide a distinct competitive advantage to make Somera a low risk, high return investment solution to our customers.
Our strategy is comprised of four separate but complementary synergistic business areas: Equipment Brokerage, Somera RecoveryPLUS™ , Somera RepairPLUS, and all of Somera’s other value-added services, collectively called Somera LifecyclePLUS.
1. Equipment Brokerage
The equipment brokerage business is the core transactional business upon which Somera was founded upon, where we sell a combination of new and refurbished equipment obtained from a variety of manufacturers to carriers. This allows our customers to make multi-vendor purchasing decisions from a single cost-effective source. Equipment Brokerage revenue is included in Equipment Revenue and was $66.6 million during the year ended December 31, 2005.
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

The new equipment we offer consists of telecommunications equipment primarily purchased directly from the original equipment manufacturer (“OEM”). The re-used equipment we offer consists primarily of equipment removed from the existing networks of telecommunications carriers, many of whom are also our customers. Our sources for re-used equipment are typically the original owners of such equipment, or resellers of such equipment. Either the carrier, another third party, or a Somera trained professional removes the equipment from the network on behalf of the carrier.
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
2. Somera RecoveryPLUS™
Although carriers have traditionally relied on OEMs to dispose of excess assets, many have come to recognize the need for a single, vendor-agnostic partner who can aggregate the diverse technologies and manufacturers in the network and can optimize the return on these assets. Somera RecoveryPLUS is a comprehensive program that works alongside carriers’ own network planners to help identify and realize value from excess and under-utilized network equipment. Somera then evaluates and recommends appropriate disposition options, to either re-deploy the equipment elsewhere in the carriers’ network, thereby reducing the reliance on new equipment purchase for legacy network maintenance, or remarketing these assets to generate a new source of revenue. Through RecoveryPLUS, Somera also acts as the primary agent for the client carrier in leveraging the secondary market for new and refurbished equipment necessary to maintain these same legacy networks. In initiating a RecoveryPLUS™ program, a Somera Asset Manager (or “SAM”) is co-located inside the carriers’ organization to discover, catalog and value under-utilized assets, build a database from this data, and develop a strategy for the disposition or redeployment of the equipment, including sourcing required parts and equipment the carrier may not have in inventory. In addition, all valuations, transactions and resultant savings are captured and reported in a format that supports the financial reporting requirements of each individual carrier.
By offering ongoing network analysis to improve efficiencies, reduce operating expenses, lower build-out costs, and create new revenue through the disposition of under-utilized equipment, RecoveryPLUS offers carriers greater options in the way they plan, build and maintain their networks.
3. Somera RepairPLUS
Somera RepairPLUS supports our customers’ requirements for a high level of quality and reliability and a lower cost of ownership to address the demands of legacy network maintenance. Traditionally, carriers have relied on the OEM to repair equipment. However, OEMs have redirected more of their internal resources to their core competencies of new technology development and installation. Additionally, OEMs are outsourcing the manufacturing of product to third parties whose business model does not support the timely and cost-effective repair of equipment. As a result, carriers have experienced higher costs and longer turnaround times which drives up the cost of network maintenance and increases the potential risk of revenue loss from network downtime. Therefore, we believe the opportunity exists to provide repair support that delivers cost savings and faster turnaround times and mitigates risk to the carrier.
The Somera RepairPLUS capabilities include the repair and testing of a broad range of wireless, wireline, and data products and technologies. We have the ability to test products in-house or outsource with certified partners. Our repair and testing facilities are certified to ISO 9000:2001 and TL9000 standards representing, our clear commitment to quality. In-house repair is conducted at our Execution and Deployment Center in Coppell, Texas and in Amsterdam, The Netherlands.
4. Somera LifecyclePLUS
Somera LifecyclePLUS is a unique suite of operational, logistics, and technical services that enables operators to outsource elements of their network operations to drive down maintenance and operating costs of legacy networks. These services can be customized to meet the unique requirements of the customer and include logistics management, custom configurations, installation/de-installation, spares management, and end-of-life management. We execute our LifecyclePLUS services strategy through a combination of internal expertise and outsourced services. Services are performed at our Execution and Deployment Center in Coppell, Texas. For the Europe, Middle East, and Africa (“EMEA”) region, services are managed at our facility in Amsterdam, The Netherlands.
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
Somera RecoveryPLUS™, Somera RepairPLUS and Somera LifecyclePLUS are referred to as our lifecycle management programs. Revenues from these lines of business are included in Service and Program revenue. Somera RecoveryPLUS™ and Somera LifecyclePLUS are emerging lines of business for Somera Communications. For 2005, revenue from these new initiatives was $5.7 million, and for 2005, revenue from RepairPLUS was $4.8 million for a total Service and Program revenue of $10.5 million for the year ended December 31, 2005.
We found that the pace of implementation for each individual carrier varies, as each customer works to change its own internal procedures to make the most effective use of the program.

Our ability to execute the core offerings of Equipment Brokerage, RecoveryPLUS™ , RepairPLUS, and LifecyclePLUS is grounded in three key areas:
•	Operational Excellence: We have established a 259,000 square foot Execution and Deployment Center in Coppell, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet high quality and uptime standards. Our operations support both high volume and transactional parts fulfillment to the delivery of custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. In addition, in 2005, we consolidated our facilities in Amsterdam, The Netherlands into a new 79,000 square foot location.

•	Program Leadership: Our intellectual capital in proprietary technology information systems and market knowledge of equipment demand, values and customer networks enables us to develop leading programs to improve return on capital. We have built a proprietary global database of customers, networks, and equipment comprised of over 14,000 different items from over 400 different manufacturers, spanning a decade of customers’ strategic and transactional requirements. This provides unique capabilities to locate equipment customers’ need at reasonable prices, while helping us to determine the market value and financial return on equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. We believe we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on an integrated model that combines sales, logistics, and support to connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with “Somera Online,” a web based inventory search tool, creating a more effective customer service and support program, as well as offering to support the immense technology transition that is occurring in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.
Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, EMEA and Asia Pacific regions.
Customers
We sell to every major segment of the telecommunications sector. In North America, we sell equipment to Independent Local Exchange Carriers (“ILECs”), Regional Bell Operating Companies (“RBOCs”), Interexchange Carriers (“IXCs”), and to wireless operators including cellular, Personal Communications Service (“PCS”), paging and Specialized Mobile Radio (“SMRs”), and Competitive Local Exchange Carriers (“CLECs”). Outside of North America, we work primarily with large wireless operators in Latin America, EMEA, and Asia Pacific. We have worked with over 900 customers worldwide with the majority located in the United States. In 2005, 2004 and 2003, no customer accounted for more than 10% of our net revenue. Sales to customers outside of the United States accounted for 26.3% of our net revenue in 2005, 21.8% of our net revenue in 2004, and 22.0% of our net revenue in 2003.
Refer to the Notes to Consolidated Financial statements for further information on Segment Information and information by geographic area.
Competition
Though we have competitors in the brokerage and repair elements of our business, we hold a unique position in the process, concepts and programs around RecoveryPLUS. The secondary market is highly fragmented and competitive and characterized by a few larger competitors, OEMs, and many smaller equipment providers. The business process outsourcing market is characterized by large organizations that typically focus on one particular offering or business type. Somera’s market opportunity touches both of these segments. As a result, as we expand our lifecycle services strategy, we are likely to face a new set of competitors.
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
Also, for new equipment, it has become common for manufacturers to aggressively discount current generation products or extend payment terms to reduce inventories or meet quarterly financial expectations. This behavior can dramatically lower prices for new equipment, which, in turn, puts downward pricing pressure on re-used equipment. Additionally, small and mid-size manufacturers may be more aggressive in taking over the sales and service of larger telecommunications operators that had been previously managed by us in order to improve specific account financial performance. Many of these competitors have longer operating histories and significantly greater resources and name recognition. These competitors are also likely to enjoy substantial competitive advantages over us, including the following:
•	ability to devote greater resources to the development, promotion, and sale of their equipment and related services;

•	ability to adopt more aggressive pricing policies;

•	ability to expand existing customer relationships and more effectively develop new customer relationships, including securing long term purchase agreements due to time evolved relationships;

•	ability to leverage their customer relationships through volume purchasing contracts and other means intended to discourage customers from purchasing products from us due to agreements with OEMs;

•	ability to more rapidly adopt new or emerging technologies and increase the array of products offered to better respond to changes in customer requirements;

•	greater focus and expertise on specific manufacturers or product lines; and

•	ability to form new alliances or business combinations to rapidly acquire significant market share.
There can be no assurance that we will have the resources to compete successfully in the future or that competitive pressures will not harm our business.
Employees
As of December 31, 2005, we had 210 full-time employees. We consider our relations with our employees to be satisfactory. We have never had a work stoppage, and none of our employees are represented by a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate, retain, and motivate highly qualified personnel, and upon the continued service of our senior management and key sales personnel. Demand for qualified personnel in the telecommunications equipment industry and our primary geographic locations is competitive. We may not be successful in attracting, integrating, retaining, and motivating a sufficient number of qualified employees to conduct our business in the future. As previously announced in the first quarter of 2006, we expect to complete the elimination of 70-80 positions as part of our rebalancing actions.
Listing Criteria for The NASDAQ National Market
Our common stock is currently quoted on the Nasdaq National Market under the symbol “SMRA.” On October 31, 2005, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, we were provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion). There can be no assurance that we will be able to maintain the listing of our common stock on the Nasdaq National Market in the future. If the closing bid price of our common stock does not close above $1.00 per share for the required time period to regain compliance with the Nasdaq Marketplace Rules, we would be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of our common stock on the Nasdaq Capital Market (formerly called the Nasdaq SmallCap Market) or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts due to a potential loss of customer confidence in our business. As of the date of this filing we remained in non-compliance of the minimum share price rule. As of March 7, 2006 we filed a proxy statement in respect of a special meeting of our shareholders at which our shareholders will be asked to consider a proposal to approve a reverse stock split. The reverse stock split has been proposed to allow us to comply with the NASDAQ National Market minimum share price rules. There can be no assurance that shareholder approval will be obtained.
While we believe that our common stock would likely trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the minimum share price required under Nasdaq Marketplace Rules. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of the common stock. We cannot offer any assurance that our common stock will continue to meet The Nasdaq National Market continued listing requirements following the reverse stock split. The market price of our common stock is based on our performance and other factors, some of which may be unrelated to the number of our shares outstanding.
In addition, there can be no assurance that the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stock or that it will increase the Company’s ability to attract and retain employees and other service providers.
Where You Can Find More Information
Our principal executive offices are located at 301 S. Northpoint Drive, Coppell, Texas 75019, and our telephone number at this address is (972) 304-5660. You may request a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, at no cost, by writing or telephoning us at our address above (Attention: Investor Relations) or on our website at http://www.somera.com. Additionally, our Code of Business Ethics and Conduct can also be found on our website. Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov. The information on our web site is not incorporated by reference into this report.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the Company’s executive officers as of March 1, 2006.

Name	Age	Position
David W. Heard	37	President and Chief Executive Officer
Kent Coker	53	Chief Financial Officer and Corporate Secretary
Michael Foliano	45	Senior Vice President, Sales, Services, Supply and Operations
David W. Heard has served as President and Chief Executive Officer of Somera since May 2004. Before joining Somera, Mr. Heard was President and General Manager, Network Switching Division at Tekelec, Inc., a manufacturer of switching equipment, from June 2003 to May 2004. From February 2000 to June 2003, Mr. Heard was President and Chief Executive Officer at Santera Systems, Inc., a manufacturer of switching equipment, which was acquired by Tekelec in 2003. Mr. Heard held various positions from 1995 to 2000 at Lucent Technologies, a leading global manufacturer of telecommunications equipment, in the Access Division, Wireless Network Group, and GSM Mobility Group, most recently serving as Vice President of the Access Division. From 1990 to 1995, Mr. Heard was Regional Director at AT&T Corporation, a communications company. Mr. Heard began his career at Chrysler Motors. Mr. Heard holds an M.B.A. from the University of Dayton, a B.S. in Production & Operations Management from Ohio State University, and an M.S. in Management from Stanford University.
Kent Coker has served as Senior Vice President and Chief Financial Officer since April 2005 and has also served as Corporate Secretary since December 1, 2005. Before joining Somera, Mr. Coker was employed by Chorum Technologies, Inc., a provider of fiber optic equipment for the telecommunications industry from 1999 through 2004. He joined Chorum as Chief Financial Officer and subsequently added the role of Chief Operating Officer before being selected to lead the company as Chief Executive Officer and Member of the Board of Directors. From 1997 to 1999, Mr. Coker was Vice President of Finance of the telecommunications solutions group at Compaq Computers. From 1986 to 1997, Mr. Coker held various positions at DSC Communications, including Vice President of Finance of the Access Products Group and Chief Financial Officer of DSC’s European division based in Copenhagen, Denmark. Mr. Coker began his career at Ernst & Young as a Certified Public Accountant. Mr. Coker holds both a B.B.A. and an M.S. in Accounting from Texas Tech University.
Michael Foliano joined the Company in August 2004 as Vice President, Global Operations, and has served as Senior Vice President, Sales, Services, Supply and Operations since January 2006. From August 1997 to July 2004, Mr. Foliano held various positions with Lucent Technologies, a global manufacturer of telecommunications equipment, most recently as Vice President of Global Logistics and Customer Delivery Operations. From May 1984 to August 1995, Mr. Foliano held various positions at AT&T Network Systems, a long distance communications company. Mr. Foliano holds an M.S. in Management from Stanford University, an M.S. in Industrial Engineering from Purdue University, and a B.S. in Industrial & Systems Engineering from Ohio University.

ITEM 1A. RISK FACTORS
Certain Factors That May Affect Future Operating Results
You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could further decline. You should also refer to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Going Concern and Future Capital Requirements
As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
As previously announced, we are taking a series of operational rebalancing actions during 2006 to allow for more patient growth with respect to our lifecycle management programs.
In the first quarter of 2006 we expect to complete the elimination of 70-80 positions and to record related severance charges and make cash payments of $1.5 to $2.0 million. Also in the first quarter of 2006 we expect to incur specific costs and cash payments related to consolidation of facilities and the reduction of other overhead costs. Additionally, our 2006 business plan (the “Plan”) has been revised downward in conjunction with our decision to rebalance our business.
The goal of our rebalancing effort is to reduce our costs so that we achieve quarterly break-even at revenue levels of $16-$18 million per quarter. Our Plan contains aggressive cost reduction targets based upon our planned rebalancing efforts. There can be no assurance that the rebalancing efforts will be successful or that the cost reduction targets or revenue levels will be achieved, which could result in continued operating losses, and consumption of working capital and our cash and short term investment balances.
At December 31, 2005, we had $6.5 million in cash and cash equivalents and $11.2 million in short-term investments. We do not currently plan to pay dividends, but rather to retain earnings for use in the operations of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2005.
We believe that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
•	Take advantage of business opportunities, including, but not limited to, more international expansion or acquisitions of complementary businesses;

•	Develop and maintain higher inventory levels;

•	Gain access to new product lines;

•	Develop new services;

•	Respond to competitive pressures; or

•	Fund general operations.
We cannot provide assurance that additional sources of funds will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise such funding threatens our ability to execute our business growth strategy. Availability of additional funds may be adversely affected because the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are disclosed in Note 1 to our Consolidated Financial Statements. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any debt could impose restrictions on our operations or capital structure.
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
Our annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. If our annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of our stock could significantly decline. Factors that could impact our operating results include:
•	the rate, timing and volume of orders for the telecommunications infrastructure equipment and services we sell;

•	the rate at which telecommunications operators de-install their equipment;

•	decreases in our selling prices due to competition in the secondary market, price pressure from OEMs or other competitors;

•	our ability to obtain products cost-effectively from OEMs, distributors, operators and other secondary sources of telecommunications equipment;

•	our ability to provide equipment and service offerings on a timely basis to satisfy customer demand;

•	variations in customer capital spending patterns due to seasonality, economic conditions for telecommunications operators and other factors;

•	write-offs due to inventory defects or obsolescence;

•	the sales cycle for services we sell, which can be relatively lengthy, especially as it relates to our lifecycle management services offering;

•	delays in the commencement of our operations in new market segments and geographic regions;

•	costs relating to possible acquisitions and integration of new businesses, including, but not limited to, costs associated with acquisitions that we elect not to pursue;

•	delays or concerns resulting from or related to completed and/or impending consolidation of telecommunications operators;

•	the ability to retain top brokers;

•	the speed of adoption of RecoveryPLUS in our customer’s organizations; and

•	impacts of rebalancing our operations and the ability to match supply with demand.
Our business depends upon our ability to match third party re-used equipment supply with telecommunications operators’ demand for this equipment.
Our success depends on our continued ability to match the equipment needs of telecommunications operators with the supply of re-used equipment available in the secondary market. We depend upon maintaining business relationships with third parties who can provide us with re-used equipment and information on available re-used equipment. Failure to effectively manage these relationships and match the needs of our customers with available supply of re-used equipment could damage our ability to generate net revenue or increase our expenses. In the event operators decrease the rate at which they de-install their networks, choose not to de-install their networks at all, or choose to sell or otherwise provide re-used equipment to others, it would be more difficult for us to locate this equipment, which could negatively impact our net revenue. Our net inventory balance was $15.2 million at December 31, 2005.
Our ability to meet customer demand and the growth of our net revenue could be harmed if we are unable to manage our inventory and other assets needs accurately.
We believe it is necessary to maintain or increase some levels of inventory and other assets. Failure to maintain adequate inventory levels in these products could hurt our ability to make sales to our customers. In the past, we have experienced inventory shortfalls on certain high demand equipment and we cannot be certain that we will not experience such shortfalls again in the future, which could harm our ability to meet customer demand. Further, rapid technology advancement could make portions of our existing inventory obsolete and cause us to incur losses. In addition, if our forecasts lead to an accumulation of inventories that are not sold in a timely manner, our business could suffer. Also, we have accumulated other assets for one customer that has notified us of its belief that we have not met certain performance requirements.
We do not have many formal relationships with suppliers of telecommunications equipment and may not have access to adequate product supply.
In fiscal year 2005, 66.2% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators, distributors and secondary market dealers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or if they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer. In addition, in 2005, one supplier accounted for 26.0% of our equipment purchases. If we are unable to continue to purchase a significant portion of our equipment from these suppliers, then our equipment costs could increase, thereby adversely impacting our operating results. Further, our net revenue is dependent on the sale of new equipment as well as re-used equipment. In the second quarter of 2005, we were informed that a supplier that accounted for 14.8% of 2004 equipment purchases and 26.0% of our 2005 equipment purchases had declared bankruptcy. If we are unable to continue to purchase equipment from this supplier on acceptable terms or at all, or if our customers are no longer willing to purchase products produced by this supplier due to the bankruptcy or other reasons, then our operating results would be adversely affected.
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
The market for supplying equipment and services to telecommunications operators is highly competitive.
Competition among companies who supply equipment and services to telecommunications operators is intense. We currently face competition primarily from five sources: OEMs, distributors, secondary market dealers, telecommunications infrastructure support services companies who sell new and re-used telecommunications infrastructure equipment and services and service providers themselves. In addition, in recent years, we have experienced competition from entities founded by former employees of Somera. If we are unable to compete effectively against our current or future competitors, we may have to lower our selling prices and may experience reduced gross margins and loss of market share, either of which could harm our business.
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
We may be forced to reduce the sales prices for the equipment and services we sell.
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
Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 47.7% of our net revenue in 2005, 39.6% of our net revenue in 2004, and 44.9% of our net revenue in 2003. No single customer accounted for 10% or more of our net revenue in 2005, 2004 or 2003. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers that require our customers to purchase equipment from us. We face a further risk that consolidation among our significant customers, such as the recently completed acquisitions of AT&T Wireless by Cingular Wireless, Nextel by Sprint, Western Wireless by Alltel, AT&T by SBC Communications and MCI by Verizon Communications could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. Further, one of our ten largest customers has notified us of its belief that we have not met certain performance requirements. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.
If we do not maintain our international operations our business could suffer.
We intend to maintain our business in international markets. International operations require significant management attention and financial resources including sales, procurement and support channels. We opened our European headquarters in the fourth quarter of 2000. However, we may not be able to maintain or increase international market demand for the equipment and services we sell. Our experience in providing equipment and services outside the United States is increasing, but still developing. Sales to customers outside of the United States accounted for $20.3 million, or 26.3%, of our net revenue in 2005, $21.8 million, or 21.8%, of our net revenue in 2004, and $30.0 million, or 22.0%, of our net revenue in 2003.
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
The market for telecommunications equipment lifecycle services is relatively new and it is unclear whether our service offerings will achieve long-term market acceptance.
The market for equipment lifecycle services is relatively new and evolving, and we are not certain that our current or potential customers will adopt the telecommunications equipment lifecycle services we offer. The sales cycle for our recently developed equipment lifecycle services and other services offerings is protracted due to the fact that these offerings are new and involve multiple layers of our customers’ organizations. If we are unable to successfully sell our equipment lifecycle service and other services offerings to our customers or if the sales cycle for these services continues to be protracted, our business could suffer.
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
If we engage in acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.
If we make acquisitions in the future, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment or services into our organization. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs, including, but not limited to, costs associated with acquisitions that we elect not to pursue, impairment of goodwill, or amortization of acquired other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The incurrence of debt would place an additional financial burden on us and cause our results to suffer and could impose restrictions on our operations. The issuance of equity securities by us in connection with any acquisition would be dilutive to our existing stockholders.
New regulations related to equity compensation could adversely affect our operating results and affect our ability to attract and retain key personnel.
Since our inception, we have used stock options as an important component of our employee compensation packages. We believe that our stock option plan is an essential tool to link the long-term interests of our stockholders and employees and serves to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has implemented changes to United States generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The changes implemented by FASB relating to the accounting for equity compensation plans will go into effect the first quarter of 2006. This accounting pronouncement will negatively impact our operating results.
Failure to comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002 could result in a negative market reaction.
As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. The annual report is required to contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. While we have expended and continue to expend significant resources in complying with Section 404, there is a risk that we will not be able to comply with all of the requirements imposed by Section 404.
We have identified two matters that we consider to constitute material weakness in the design and operation of our internal controls as of December 31, 2005. See “Item 9A. Controls and Procedures.” A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As of December 31, 2005, the Company identified two material weaknesses in that it did not (i) maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, or (ii) maintain effective controls over the completeness and accuracy of inventory. Management has outlined remediation efforts designed to address the material weaknesses identified and enhance the overall control environment. See Item 9A. Controls and Procedures for further information.
If we fail to implement required remediation initiatives, new or improved controls, we may be unable to comply with the requirements of Section 404. If such actions were to occur, we cannot predict how the market or regulators will react.
We are potentially subject, to new environmental legislation enacted by the European Union and, if we do not comply, our operating profit could be adversely impacted.
In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment. Not all EU member countries have yet enacted the Directive. We are unable to predict with certainty what specific directive the remaining countries may enact. If those directives are not in line with our expectations it could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition.
We may not be able to continue to meet the listing criteria for The Nasdaq National Market, which would adversely affect the ability of investors to trade our common stock and could adversely affect our business and financial condition.
Our common stock is currently quoted on the Nasdaq National Market under the symbol “SMRA.” On October 31, 2005, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, we were provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion). There can be no assurance that we will be able to maintain the listing of our common stock on the Nasdaq National Market in the future. If the closing bid price of our common stock does not close above $1.00 per share for the required time period to regain compliance with the Nasdaq Marketplace Rules, we would be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of our common stock on the Nasdaq Capital Market (formerly called the Nasdaq SmallCap Market) or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts due to a potential loss of customer confidence in our business. As of the date of this filing we remained in non-compliance of the minimum share price rule. As of March 7, 2006 we filed a proxy statement in respect of a special meeting of our shareholders at which our shareholders will be asked to consider a proposal to approve a reverse stock split. The reverse stock split has been proposed to allow us to comply with the NASDAQ National Market minimum share price rules. There can be no assurance that shareholder approval will be obtained.
While we believe that our common stock would likely trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the minimum share price required under Nasdaq Marketplace Rules. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of the common stock. We cannot offer any assurance that our common stock will continue to meet The Nasdaq National Market continued listing requirements following the reverse stock split. The market price of our common stock is based on our performance and other factors, some of which may be unrelated to the number of our shares outstanding.
In addition, there can be no assurance that the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stock or that it will increase the Company’s ability to attract and retain employees and other service providers.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive and corporate offices, located in Coppell, Texas, occupy approximately 259,000 square feet under a lease agreement that expires in March 2010. Additionally, we occupy two (Carpinteria, California and Chicago, Illinois) office sites in the United States under lease agreements, totaling approximately 20,000 square feet. We also occupy several small general satellite sales offices.
In July 2003, we consolidated our smaller distribution and repair facilities into a larger facility in Coppell, Texas. At December 31, 2005, we have one vacant distribution center in Atlanta, Georgia totaling approximately 45,000 square feet. The lease expires in 2006 and the remaining lease payments are accrued from charges taken in the fourth quarter of 2002.
We lease additional properties outside the United States. Our European headquarters and distribution center, located in Amsterdam, The Netherlands, occupies approximately 79,000 square feet under a lease agreement that expires in July 2013. We have two other sales offices in the United Kingdom and Russia. We believe that our facilities are adequate for our current operations and that additional space can be obtained as needed.
As previously announced, in 2006 we are taking a series of operational rebalancing actions, which will include consolidation of certain facilities.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could materially harm our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of holders of Common Stock during the quarter ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been traded on the NASDAQ National Market under the symbol “SMRA” since our initial public offering on November 12, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

	High	Low
Year Ended December 31, 2005
First quarter	$1.59	$1.25
Second quarter	$1.62	$1.35
Third quarter	$1.61	$0.92
Fourth quarter	$0.98	$0.72
Year Ended December 31, 2004
First quarter	$3.14	$1.45
Second quarter	$2.13	$1.30
Third quarter	$1.69	$1.28
Fourth quarter	$1.41	$1.06
On March 6, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $0.44 per share. As of March 6, 2006, there were approximately 113 holders of record. Because many of such shares are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
While we do not plan to pay dividends, any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant. We currently plan to retain cash from future earnings for use in the operation of our business and to fund future growth.
On October 31, 2005, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. Refer to Item 1A Risk Factors for further information.

ITEM 6. SELECTED FINANCIAL DATA
You should read the following selected financial data together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Statements of Operations:
Revenues:
Equipment Revenue	$66,622	$87,120	$119,729	$181,616	$214,099
Service and program Revenue	10,506	12,914	16,838	17,584	7,157

Total Revenues	77,128	100,034	136,567	199,200	221,256

Cost of Revenues:
Equipment cost of revenue	45,066	67,008	88,458	134,726	143,021
Service and program cost of revenue	5,803	9,479	13,298	10,864	5,457

Total cost of revenues	50,869	76,487	101,756	145,590	148,478

Gross profit	26,259	23,547	34,811	53,610	72,778
Operating expenses:
Sales and marketing	25,103	22,258	26,812	31,289	24,902
General and administrative	17,801	24,435	28,349	26,979	22,049
Other operating expense	1,256	—	—	—	—
Goodwill impairment (1)	1,760	—	24,825	—	—
Asset impairment (2)	—	—	522	1,593	—
Amortization of intangible assets (3)	50	67	751	689	1,484
Restructuring charges (4)	—	—	—	2,759	352

Total operating expenses	45,970	46,760	81,259	63,309	48,787

Income (loss) from operations	(19,711)	(23,213)	(46,448)	(9,699)	23,991
Other income (expense), net	(10)	643	604	1,037	1,724

Income (loss) before income taxes	(19,721)	(22,570)	(45,844)	(8,662)	25,715
Income tax provision (benefit)	135	58	12,666	(3,508)	10,929

Net income (loss)	$(19,856)	$(22,628)	$(58,510)	$(5,154)	$14,786

Net income (loss) per share basic (5)	$(0.40)	$(0.45)	$(1.19)	$(0.11)	$0.31

Weighted average shares basic	50,223	49,739	49,126	48,645	48,260

Net income (loss) per share diluted (5)	$(0.40)	$(0.45)	$(1.19)	$(0.11)	$0.30

Weighted average shares diluted	50,223	49,739	49,126	48,645	48,625

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital	$21,158	$41,770	$62,334	$77,332	$90,476
Cash and cash equivalents	6,508	7,654	30,642	38,231	54,522
Short-term investments	11,200	32,757	16,200	12,200	—
Total assets	58,188	75,089	98,842	165,090	178,076
Total liabilities (6)	28,797	26,761	28,705	36,990	46,060
Stockholders’ equity	29,391	48,328	70,137	128,100	132,016

(1)	See Note 5 to the Consolidated Financial Statements.

(2)	See Note 3 and Note 11 to the Consolidated Financial Statements.

(3)	The acquisition of MSI Communications, Inc. in October 2000 and Asurent Technologies in October 2001 includes amortization totaling $302,000 in 2000 and $1.4 million in 2001 related to goodwill and acquired workforce. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” guidelines, for years subsequent to December 31, 2001, the carrying values must be assessed for impairment and no amortization is recorded. See Note 5 to the Consolidated Financial Statements.

(4)	See Note 11 to the Consolidated Financial Statements.

(5)	See Note 2 to the Consolidated Financial Statements for an explanation of the calculation of net income (loss) per share—basic and diluted.

(6)	We had no long- term debt as of December 31, 2005, 2004, 2003, 2002, and 2001.
Our fiscal years are on a 52 and 53 week basis. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. Our fiscal years 2005, 2004, 2003, 2002, and 2001 ended on January 1, 2006, January 2, 2005, December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of factors, including those discussed previously under Item 1A. Risk Factors or in other parts of this Annual Report on Form 10-K.
The Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are disclosed in Note 1 to our Consolidated Financial Statements.
Company Overview
We provide telecommunications asset management services to telecommunications carriers to help maintain and extend the life of legacy networks at lower costs. Our successful management of equipment lifecycles should enable our customers, primarily wireless and wireline carriers throughout the world, to concentrate on the introduction of new technologies and drive significant capital expenditure and operating expenditure savings. Somera supports their legacy networks through the sourcing, servicing, and liquidation of equipment on a more cost-effective basis thereby optimizing return on assets.
Our lines of business consist of the following four areas:
(1) Equipment brokerage: Our core transaction business where we sell a combination of new and refurbished equipment from a variety of manufacturers at significant savings off manufacturer new list prices.
(2) Somera RecoveryPLUS™: A comprehensive repeatable program whereby we help carriers identify hidden value in their current under-utilized inventories and to source necessary legacy products. Through this program, we catalog, assess and value these inventories and then develop a procurement and disposition strategy, which provides immediate measurable cash flow and expense relief to the carrier. This is reported on a quarterly basis and provides a reportable, dependable program to drive capital efficiency for our carrier customers.
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
Somera RecoveryPLUS™, Somera RepairPLUS and Somera LifecyclePLUS are referred to as our lifecycle management programs. Revenues from these lines of business are included in Service and Program revenue as reported in the Consolidated Statement of Operations. For segment reporting purposes, Somera RecoveryPLUS and Somera LifecyclePLUS are included in “All other.” Refer to Note 13 - Segment Information of the Consolidated Financial Statements for further details about the Company’s operating segments.
Corporate History
Somera Communications, Inc. was formed in August 1999 and is incorporated under the laws of the State of Delaware. The predecessor company was Somera Communications, LLC, which was formed in California in July 1995. In November 1999, we raised approximately $107 million in net proceeds from our initial public offering. Since that time, our common stock has traded on the Nasdaq National Market under the symbol “SMRA.”
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
In November 2003, we entered into an asset purchase agreement with two of the former owners of Compass Telecom, where we agreed to sell back to these former owners those service products that did not support or complement our equipment business, including site development, network development, and e911 services. In consideration of the transfer of assets, we received $745,000 on February 19, 2004 for certain expenses incurred by Somera on behalf of Compass Telecom and are due to receive 2% of gross revenues of the newly formed entity through 2006. No payments have been received under this agreement as of December 31, 2005. Under the terms of the agreement, the former owners of Compass Telecom have relinquished their rights to receive all remaining earn-out payments referred to above under their prior agreement with Somera.
The financial results of these acquisitions have been included in our consolidated financial statements from the dates of acquisition. For further details about these acquisitions, see Note 3 of Notes to the Consolidated Financial Statements.

Management Summary
At the end of 2004, we initiated our lifecycle management program, a comprehensive offering, including the introduction of our Somera RecoveryPlus™ asset management program, the continuation of our RepairPlus services capability and the ongoing LifecyclePlus Services program. While the acceptance and interest in our life cycle management programs is very encouraging, we found that the pace of implementation for each individual carrier varies, particularly with regard to RecoveryPlus, as each customer works to change its own internal procedures to make the most effective use of the program.
Additionally in 2005, our traditional brokerage business revenues declined 23.5% from 2004 levels. We believe the operating environment was negatively affected by M&A activity among large carriers that effectively distracted these customers from conducting their typical volume in our brokerage business. We also did not experience the telecom market’s typical year-end seasonal strength that we experienced in 2004. Also, we believe the decline in business was in part as a result of our management reorganization in our sales and supply organizations that occurred in the first half of the year and continued to impact our execution in the United States. The decline in revenues was also attributable to competitive pricing pressures.
As previously announced, in 2006 we are taking a series of operational rebalancing actions to allow for more patient growth with respect to our lifecycle management programs. We believe in our lifecycle management programs, and in 2006 we look to drive growth in these areas as additional customers adopt and implement RecoveryPLUS and other service programs. Additionally in 2006, we look to sustain financial strength through our traditional brokerage business.
In the first quarter of 2006, we expect to complete the elimination of 70-80 positions and to record related severance charges and make cash payments of $1.5 to $2.0 million. Also in the first quarter of 2006 we expect to incur specific costs and cash payments related to consolidation of facilities and the reduction of other overhead costs. Additionally, our 2006 business plan (the “Plan”) has been revised downward in conjunction with our decision to rebalance our business.
The goal of our rebalancing effort is to reduce our costs so that we achieve quarterly break-even at revenue levels of $16-$18 million per quarter. Our Plan contains aggressive cost reduction targets based upon our planned rebalancing efforts. There can be no assurance that these cost reduction targets or revenue levels will be achieved, which could result in continued operating losses, and consumption of working capital and our cash and short term investment balances.
Results of Operations
2005 compared to 2004
Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. A substantial portion of our revenue is derived from sales to domestic telecommunications wireline and wireless carriers. Equipment revenue decreased $20.5 million or 23.5% to $66.6 million in 2005 compared to $87.1 million in 2004.
Equipment revenue attributable to new equipment sales decreased $4.6 million or 22.9% to $15.6 million in 2005 from $20.2 million in 2004. Equipment revenue attributable to re-used equipment sales decreased $15.9 million or 23.7% to $51.1 million in 2005 compared to $66.9 million in 2004. Equipment revenue from customers in the United States decreased $18.9 million or 28.9% to $46.4 million in 2005 compared to $65.3 million in 2004.
The decrease in new and re-used equipment revenue was attributable to several factors including the M&A activity taking place in the marketplace among large carriers that effectively distracted these customers from conducting their typical volume in our brokerage business. Also, the decline in new and re-used equipment revenue was in part as a result of our management reorganization in our sales and supply organizations that occurred in the first half of the year and continued to impact our execution in the United States. Additionally, in the fourth quarter of 2005 we did not experience the telecom market’s typical year-end seasonal strength. The decline in new and re-used equipment revenue was also attributable to competitive pricing pressures.
International equipment revenue decreased $1.6 million or 7.3% to $20.2 million in 2005 compared to $21.8 million in 2004. International sales decreases in Canada, Latin America, Asia and Africa were partially offset by increases in our European region as a result of our expanded presence in Europe.
Service and Program Revenue. Service and program revenue is primarily derived from repair contracts and lifecycle management programs. Service and program revenue decreased $2.4 million or 18.6% to $10.5 million in 2005 compared to $12.9 million in 2004. The decline in service and program revenue from 2004 to 2005 was primarily $8.1 million related to our RepairPLUS program and reflects our decision in the fourth quarter of 2003 to reduce the amount of low-margin, low value-added services products. We remained obligated under some of these contracts in 2004. This decrease was partially offset by an increase due to our implementation of new lifecycle management programs.
Equipment Cost of Revenue. Our equipment cost of revenue consists of costs of equipment we purchase from third party sources, related freight charges, external handling costs, and write downs of existing inventory. Equipment cost of revenue as a percentage of equipment revenue, was 67.6% in 2005 down from 76.9% in 2004. Cost of revenue attributable to new equipment sales decreased to 85.4% in 2005 from 86.5% in 2004, and cost of revenue attributable to re-used equipment sales decreased to 62.2% in 2005 from 74.0% in 2004. The decrease in new and re-used equipment cost of revenue as a percentage of new and re-used equipment revenue was primarily due to: focusing our efforts on higher value inventory purchases; sales opportunities in the re-used equipment market; and a $2.5 million transaction in 2004 with a strategic national wireless carrier that was at no gross profit. Sourcing constraints at the time caused us to deliver new equipment instead of re-used equipment to meet the customer’s schedules, resulting in lower overall margins. Additionally, we recorded provisions for excess and obsolete inventory, sales returns and warranty obligations of $7.3 million in 2004 compared to $3.0 million in 2005. The decrease in the inventory reserve requirements is the result of more recently acquired inventory and more current product revision levels that require lower reserves.
Service Cost of Revenue. Service and program cost of revenue as a percentage of service and program revenue was 55.2% in 2005 compared to 73.4% in 2004. This reduction was primarily attributable to our decision in the fourth quarter of 2003 to shift away from certain low-margin services as previously discussed. The change was also impacted by our execution of new lifecycle management programs in 2005, which carry higher margins.
Equipment Gross Profit. Equipment gross profit as a percentage of equipment revenue, or gross margin, was 32.4% in 2005 up from 23.1% in 2004. Gross profit attributable to new equipment sales increased to 14.6% in 2005 from 13.5% in 2004, and gross profit attributable to re-used equipment sales increased to 37.8% in 2005 from 26.0% in 2004. The increase in new and re-used equipment gross profit as a percentage of new and re-used equipment revenue was primarily due to: focusing our efforts on higher value inventory purchases; sales opportunities in the re-used equipment market; and a $2.5 million transaction in 2004 with a strategic national wireless carrier that was at no gross profit. Sourcing constraints at the time caused us to deliver new equipment instead of re-used equipment to meet the customer’s schedules, resulting in lower overall margins. Additionally we recorded provisions for excess and obsolete inventory, sales returns and warranty obligations of $7.3 million in 2004 compared to $3.0 million in 2005. The decrease in the inventory reserve requirements is the result of more recently acquired inventory and more current product revision levels that require lower reserves.
Service and Program Gross Profit. Service and program gross profit increased $1.3 million to $4.7 million in 2005 compared to $3.4 million in 2004. Gross profit as a percentage of service and program revenue increased to 44.8% in 2005 compared to 26.6% in 2004. This increase was primarily attributable to our decision in the fourth quarter of 2003 to shift away from certain low-margin services as previously discussed. The increase in gross profit was also impacted by our execution of new lifecycle management programs in 2005, which carry higher margins.
Sales and Marketing. Sales and marketing expense consist primarily of sales personnel salaries, commissions and benefits, costs for marketing to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses increased to $25.1 million or 32.5% of net revenue in the 2005 compared to $22.3 million or 22.3% of net revenue in 2004. The increase in sales and marketing expense of $2.8 million or 12.8% in 2005 from 2004 was primarily due an increase in staffing our sales offices in the United States and Europe. The increase in sales and marketing expense from 2004 to 2005 primarily related to $949,000 in salary and related expense as we expanded our global channel for sales; $899,000 of outside services expense including consulting, legal, marketing and outside labor as a result of greater focus on increasing revenue; and $353,000 for rent expense due to our new facility in the

Netherlands. Additionally, communication expense increased $388,000 and travel expense increased $183,000 from 2004 to 2005.
General and Administrative. General and administrative expense consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased to $17.8 million or 23.1% of net revenue in 2005 compared to $24.4 million or 24.4% of net revenue in 2004. The decrease in general and administrative expense of $6.6 million or 27.1% in 2005 from 2004 was as a result of a concentrated effort on cost reductions to more closely align the general and administrative infrastructure to the reduced revenue level of the Company. The reduced expense levels from 2004 to 2005 were primarily in the following areas: $2.5 million of salaries and related expenses due to decreased headcount; $2.2 million of facility related expenses, including depreciation, general insurance, rent expense and utilities due to exiting certain facilities; $1.4 million of certain outside services including legal fees, recruiting and consulting – consulting costs were lower due to lower costs incurred with Sarbanes Oxley compliance; $329,000 related to taxes and license fees, $296,000 related to travel and $254,000 related to employee training and education. These reductions were offset by an increase in bad debt expense of $582,000 and an increase in accounting fees of $507,000. Additionally, for the year ended 2005 general and administrative expense included a gain on disposal of assets of $217,000, versus a loss on disposal of assets of $318,000 in 2004.
Impairment of Goodwill. In accordance with SFAS No. 142 we assess the impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could result in an impairment review include the following: significant underperformance relative to projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. If we determine that the carrying value and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.
During the second quarter of 2005, we completed our annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003 and 2004, this analysis considered the estimated fair value of the Company’s New Equipment reporting unit based on the related discounted cash flows. We determined that the carrying value of the reporting unit exceeded its fair value. Accordingly, we compared the implied fair value of the reporting unit’s goodwill with its carrying value and recorded an impairment charge of approximately $1.8 million in the second quarter of 2005. Factors that contributed to our conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in our revenues recognized from this reporting unit. In addition, based upon our forecasts, we did not believe that we would achieve acceptable revenue growth with respect to the New Equipment reporting unit. No similar impairment was required in 2004. At December 31, 2005 we had no remaining goodwill recorded.
Other Operating Expense. For the year ended December 31, 2005 other operating expenses included $749,000 of expenses associated with due diligence and other costs related to a prospective acquisition that we chose not to complete. We also incurred $506,000 in expense related to outstanding sales taxes from 2001, 2002, and 2003 due to an assessment resulting from an audit.
Amortization of Intangibles. In 2005 the Company incurred $50,000 of expense related to intangible assets compared to $67,000 in 2004.
Other Income (Expense), net. Other Income (Expense), net consists of investment earnings on cash and cash equivalent balances, and realized foreign currency gains/(losses). The balance at the end of 2005 was Other Expense, net of $10,000, consisting primarily of net foreign currency losses of $835,000 offset by interest income of $824,000. In 2004 the balance was Other Income, net, of $643,000 consisting primarily of investment earnings on cash and cash equivalent balances of $529,000 and net realized foreign exchange currency gains of $94,000.
Income Tax Provision. In 2005 we had an income tax provision of $135,000, with an effective tax rate of 0.69%, in 2004 we had an income tax provision of $58,000 and an effective tax rate of 0.26%. These provisions primarily represent an estimate of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by an increase in our valuation allowance. Under Generally Accepted Accounting Principles, we must establish valuation allowances against our deferred tax assets if it is determined that is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported represented significant negative evidence which required a full valuation allowance to be recorded.
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
Equipment Cost of Revenue. Our equipment cost of revenue consists of costs of equipment we purchase from third party sources, related freight charges, external handling costs, and write downs of existing inventory. Equipment cost of revenue decreased 24.3% to $67.0 million in 2004 from $88.5 million in 2003. Equipment cost of revenue attributable to new equipment sales decreased 32.0% to $17.5 million in 2004 from $25.7 million in 2003. Equipment cost of revenue attributable to re-used equipment sales decreased 21.1% to $49.6 million in 2004 from $62.8 million in 2003. The decrease in equipment cost of revenue during 2004 was primarily related to decreases in equipment sales volumes, increasing competition for certain older wireless technologies and by write downs of existing inventories. Provisions for excess and obsolete inventories decreased $1.8 million to $4.8 million in 2004 from $6.6 million in 2003. Subsequent to our consolidation of distribution centers to

Coppell, Texas in 2003, we completed a physical inventory in the third quarter of 2003, and determined that $1.5 million of inventory was damaged or missing. Improved inventory controls during 2004 reduced the amount of damaged or missing inventory to an immaterial amount. We increased our inventory reserve in 2004 to $5.6 million from $3.7 million in 2003 to reduce the carrying value of our inventory to current market prices.
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
Sales and Marketing. Sales and marketing expenses consist primarily of sales personnel salaries, commissions and benefits, costs for marketing support to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses decreased $4.5 million to $22.3 million or 22.3% of net revenue in 2004 compared to $26.8 million or 19.6% of net revenue in 2003. The primary decrease in sales and marketing expenses was due to lower salaries, which decreased approximately $2.8 million in 2004 as compared to 2003 resulting from a decline in the number of sales staff throughout the year. In addition, commission expense decreased $882,000 as a result of lower sales levels as compared to 2003. In addition, rent expense also decreased $448,000 as compared to 2003.
General and Administrative. General and administrative expenses consist principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased $4.0 million to $24.4 million, or 24.4% of net revenue, in 2004 compared to 2003, which was $28.3 million, or 20.8% of net revenue. The decrease in general and administrative expense from 2003 to 2004 is due to a reduction in general and administrative headcount by 23 persons during 2004 as a result of rebalancing efforts during the year. The decrease in general and administrative expenses from 2003 to 2004 included a decrease of $895,000 in salary expense and $406,000 in outside labor costs due to the consolidation of our distribution and technical operations to Coppell, Texas in 2003. Bonus expense also decreased $673,000 compared to 2003 due to staffing changes during the year and due to a decline in revenue. Further, bad debt expense decreased $392,000, health and general insurance costs decreased $673,000 due to lower headcount throughout the year and renegotiated terms on our policies, communications expenses decreased $308,000, relocation expenses decreased $302,000 and depreciation expense decreased $282,000 from 2003. These decreases in general and administrative expense were offset by an increase in consulting expenses of $1.1 million, an increase of $406,000 in accounting expenses, and $151,000 in tax and license expense in 2004 as compared to 2003. These increases resulted from expenses related to strategy and training programs as well as costs incurred in connection with compliance with the Sarbanes-Oxley Act. During 2004, we also incurred a $318,000 loss on disposal of fixed assets.
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
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents and short-term investments. Our cash and cash equivalents balance was $6.5 million and $7.7 million at December 31, 2005 and 2004, respectively. Our short-term investments balance was $11.2 million and $32.8 million at December 31, 2005 and 2004, respectively.
Operating Activities
Net cash used by operating activities for 2005 was $17.1 million. The primary use of operating cash was the reported net loss of $19.9 million. Partially offsetting the use of cash were non-cash charges of $3.0 million for provision for excess and obsolete inventories, sales returns and warranty obligations, $2.9 million for depreciation and amortization, $1.8 million for impairment of goodwill, $792,000 for foreign exchange loss and $665,000 for provision for doubtful accounts. Additional uses of cash resulted from increased inventory purchases of $8.2 million resulting from lower than anticipated sales volume, a $1.6 million increase in deferred cost and a $2.6 million decrease in other accrued liabilities primarily related to the payout in 2005 of 2004 accrued accounting and Sarbanes-Oxley implementation expenses. These were offset by a $2.6 million increase in deferred revenue, a $2.7 million increase in accounts payable resulting from our increased inventory purchases, and a $1.3 million decrease in accounts receivable related to the decreased revenue.
Net cash used by operating activities for 2004 was $4.7 million. The primary use of operating cash was the reported net loss of $22.6 million, which was offset by non-cash charges of $7.3 million related to: provisions for excess and obsolete inventories, sales returns and warranty obligations and depreciation and amortization charges of $3.5 million. The increase in the provisions was due to an increase in reserves during 2004 due to changing demand levels due to consolidation within the telecommunications industry. Significant sources of operating cash flows included a decrease in accounts receivable of $2.8 million, and a decrease in income tax receivable of $6.8 million. The decrease in accounts receivable was primarily due to the decreasing revenue. The decrease in income tax receivable results from a tax refund of $6.8 million that was received in the third quarter of 2004. Offsetting these operating cash flows was a $1.5 million increase in inventory, a $2.1 million decrease in accounts payable, a $975,000 decrease in accrued compensation, and a $646,000 decrease in deferred revenue. As a result of our past purchase of used equipment for which demand did not materialize, the Company also increased inventory reserves during 2004. The decrease in accounts payable results from lower inventory levels throughout the year. The decrease in accrued compensation is a function of the change in staffing levels in 2004 as compared to 2003. The decrease in accrued compensation was also due to lower accrued commissions at the end of 2004 due to lower revenue levels.
Net cash provided by operating activities in 2003 was $553,000. The primary use of operating cash was the reported net loss of $58.5 million, which was offset by non-cash charges of $25.3 million related to impairment of goodwill and $24.8 million related to the write-off of our deferred tax assets. Other non-cash charges, which offset our operating net loss, were an $8.6 million related to provisions for excess and obsolete inventories, warranties and sales returns; and depreciation and amortization charges of $4.5 million. The provision for excess and obsolete inventories, sales returns and warranty obligations for the year ended December 31, 2003 was primarily comprised of $1.5 million of lost, stolen and damaged inventory, $3.0 million provisions for the write-down of equipment carried at cost in excess of market demand, and $2.1 million general reserve requirements for excess and obsolete inventory. During the first two quarters of 2003, the Company consolidated all domestic inventory held in distribution centers located in the states of New Jersey, Georgia and California to a single, centrally located facility in Texas. This consolidation of distribution centers resulted in a $1.5 million provision in inventory reserve due to lost, stolen, and damaged inventory. Significant sources of operating cash flows included a decrease in accounts receivable of $3.8 million due to decreasing revenues and a decrease in inventory of $5.8 million. Increases in our operating activities were offset by a $5.4 million decrease in accounts payable, $4.3 million decrease in deferred revenue and a $4.1 million increase in income tax receivable.
Investing Activities
Net cash provided by investing activities in 2005 was $15.4 million. This includes net sales of investments of $21.6 million, which was used to fund the cash needs of the Company during the year. These proceeds were offset by asset purchases for our lifecycle management program of $4.2 million, which will be used to drive future revenue. Additionally the Company purchased property and equipment of $1.7 million, increased restricted cash in the amount of $605,000 for a facility lease guarantee and equipment purchase commitments and received proceeds from the sale of equipment in the amount of $273,000.
Net cash used by investing activities in 2004 includes purchase of short-term investments of $51.4 million, purchase of property and equipment of $2.4 million, offset by $34.8 million in proceeds from sales of short-term investments.
Net cash used in investing activities in 2003 comprised primarily of the purchase of a short-term investments of $11.6 million, sale of short-term investments of $7.6 million, acquisition of property and equipment of $2.8 million and an earn-out payment of $2.9 million related to the Compass Telecom acquisition.
Financing Activities
Cash flow from financing activities for the years ended December 31, 2005, 2004, 2003 included proceeds from employee stock purchases of $129,000, $232,000 and $320,000, respectively. Cash flow from financing activities in 2005, 2004, and 2003 also included proceeds from stock options exercises of $247,000, $744,000 and $0, respectively.
Going Concern and Future Capital Requirements
As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
As previously announced, we are taking a series of operational rebalancing actions during 2006 to allow for more patient growth with respect to our lifecycle management programs. In the first quarter of 2006 we expect to complete the elimination of 70-80 positions and to record related severance charges and make cash payments of $1.5 to $2.0 million. Also in the first quarter of 2006 we expect to incur specific costs and cash payments related to consolidation of facilities and the reduction of other overhead costs. Additionally, our 2006 business plan (the “Plan”) has been revised downward in conjunction with our decision to rebalance our business.
The goal of our rebalancing effort is to reduce our costs so that we achieve quarterly break-even at revenue levels of $16-$18 million per quarter. Our Plan contains aggressive cost reduction targets based upon our planned rebalancing efforts. There can be no assurance that the rebalancing efforts will be successful or that the cost reduction targets or revenue levels will be achieved, which could result in continued operating losses, and consumption of working capital and our cash and short term investment balances.
At December 31, 2005, we had $6.5 million in cash and cash equivalents and $11.2 million in short-term investments. We do not currently plan to pay dividends, but rather to retain earnings for use in the operations of our business and to fund future growth. We had no long-term debt outstanding as of December 31, 2005.
We believe that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
•	Take advantage of business opportunities, including, but not limited to, more international expansion or acquisitions of complementary businesses;

•	Develop and maintain higher inventory levels;

•	Gain access to new product lines;

•	Develop new services;

•	Respond to competitive pressures; or

•	Fund general operations.
We cannot provide assurance that these additional sources of funds will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise this funding threatens our ability to execute our business growth strategy. Availability of additional funds may be adversely affected because the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are disclosed in Note 1 to our Consolidated Financial Statements. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any debt could impose restrictions on our operations.
Listing Criteria for the Nasdaq National Market
Our common stock is currently quoted on the Nasdaq National Market under the symbol “SMRA.” On October 31, 2005, we received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, we were provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion). There can be no assurance that we will be able to maintain the listing of our common stock on the Nasdaq National Market in the future. If the closing bid price of our common stock does not close above $1.00 per share for the required time period to regain compliance with the Nasdaq Marketplace Rules, we would be delisted from the Nasdaq National Market. The delisting of our common stock may result in the trading of our common stock on the Nasdaq Capital Market (formerly called the Nasdaq SmallCap Market) or the OTC Bulletin Board. Consequently, a delisting of our common stock from the Nasdaq National Market may reduce the liquidity of our common stock, adversely affect our ability to raise additional necessary capital and could adversely affect our sales efforts due to a potential loss of customer confidence in our business. As of the date of this filing we remained in non-compliance of the minimum share price rule. As of March 7, 2006, we filed a proxy statement in respect of a special meeting of our shareholders at which our shareholders will be asked to consider a proposal to approve a reverse stock split. The reverse stock split has been proposed to allow us to comply with the NASDAQ National Market minimum share price rules. There can be no assurance that shareholder approval will be obtained.
While we believe that our common stock would likely trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the minimum share price required under Nasdaq Marketplace Rules. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of the common stock. We cannot offer any assurance that our common stock will continue to meet The Nasdaq National Market continued listing requirements following the reverse stock split. The market price of our common stock is based on our performance and other factors, some of which may be unrelated to the number of our shares outstanding.
In addition, there can be no assurance that the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stock or that it will increase the Company’s ability to attract and retain employees and other service providers.
The following summarizes our contractual obligations under various operating leases for both office and warehouse space as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The remaining lease terms range in length from one month to eight years with future minimum lease payments, net of sublease income of $75,000, as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Gross restructuring related leases (see note 11)	$22	$—	$—	$—	$—	$—
Operating Leases	1,989	1,945	1,973	1,907	1,120	1,739

Total commitments	$2,011	$1,945	$1,973	1,907	1,120	$1,739

Under the terms of the lease agreements, we are also responsible for internal maintenance, utilities, and a proportionate share (based on square footage occupied) of property taxes. In the third quarter of 2005, in accordance with the lease terms of our new Execution and Distribution center in the Netherlands, a $500,000 deposit was made with a financial institution as a guarantee for this lease. This deposit is classified as “Restricted cash – long-term“ in the accompanying consolidated balance sheet.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.
Commitments
Until May 1, 2005, we maintained a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provided for issuances of letters of credit, primarily for procurement of inventory. We elected not to renew the credit facility when it expired on May 1, 2005. As of December 31, 2005, we had no letters of credit outstanding. We had no long-term debt as of December 31, 2005.
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

Results of Operations
The following table sets forth the results of operations for 2005, 2004, and 2003.

	Year Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Statements of Operations Data:
Revenues:
Equipment revenue	$66,622	$87,120	$119,729
Service and program revenue	10,506	12,914	16,838

Total revenues	77,128	100,034	136,567

Cost of revenues:
Equipment cost of revenue	45,066	67,008	88,458
Service and program cost of revenue	5,803	9,479	13,298

Total cost of revenues	50,869	76,487	101,756

Gross Profit	26,259	23,547	34,811
Operating expenses:
Sales and marketing	25,103	22,258	26,812
General and administrative	17,801	24,435	28,349
Other operating expense	1,256	—	—
Goodwill impairment	1,760	—	24,825
Asset impairment	—	—	522
Amortization of intangible assets	50	67	751

Total operating expenses	45,970	46,760	81,259

Loss from operations	(19,711)	(23,213)	(46,448)
Other income (expense), net	(10)	643	604

Loss before income taxes	(19,721)	(22,570)	(45,844)
Income tax provision	135	58	12,666

Net loss	$(19,856)	$(22,628)	$(58,510)

As a Percentage of Net Revenue:
Revenues:
Equipment revenue	86.4	87.1	87.7
Service and program revenue	13.6	12.9	12.3

Total revenues	100%	100%	100%
Cost of revenues:
Equipment cost of revenue	58.4	67.0	64.8
Service and program cost of revenue	7.5	9.5	9.7

Total cost of revenues	66.0	76.5	74.5
Gross Profit	34.0	23.5	25.5
Operating expenses:
Sales and marketing	32.5	22.3	19.6
General and administrative	23.1	24.4	20.8
Other operating expense	1.6	—	—
Goodwill impairment	2.3	—	18.2
Asset impairment	—	—	0.4
Amortization of intangible assets	0.1	0.1	0.5

Total operating expenses	59.6	46.7	59.5

Loss from operations	(25.6)	(23.2)	(34.0)
Other income (expense), net	—	0.6	0.4

Loss before income taxes	(25.6)	(22.6)	(33.6)
Income tax provision	0.2	0.1	9.3

Net loss	(25.7)	(22.6)	(42.9)

Critical Accounting Policies
We consider certain accounting policies related to revenue recognition, warranty reserves, sales return reserves, valuation allowances, valuation of goodwill and intangible assets, and income taxes to be critical policies.
Revenue Recognition. The Company’s revenues are derived from the sale of new and re-used telecommunications equipment and equipment related services. With the exception of equipment exchange transactions, whereby equipment for one operator’s network is taken in exchange for other equipment, equipment and services revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred.
Revenue for services and programs priced under fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. If the Company is to provide a similar level of services each period during the term of a contract, revenue would be recognized on a straight-line basis since the obligations are being fulfilled in a straight-line pattern. If the Company’s obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then revenue would be recognized consistent with the proportion of the obligations fulfilled in each period. In determining the proportion of the obligations fulfilled in each period, the Company considers the nature of the deliverables being provided to the customer. If the amount of the obligations fulfilled in each period is not easily distinguished by reference to the services provided, then revenue would be recognized on a straight-line basis. Revenue earned but not yet billed is included in other current assets in the accompanying consolidated balance sheet. Unbilled receivables were $73,000, $173,000 and $100,000 at December 31, 2005, 2004 and 2003, respectively. Revenue from service and programs represented approximately 13.6%, 12.9%, and 12.3% of total revenue for the fiscal years ended December 31, 2005, 2004, and 2003, respectively.
Revenue for arrangements that contain software and software-related services is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2,“Software Revenue Recognition.’’ In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. For those software arrangements that require significant production, modification, or customization of the software, SOP 97-2 also requires the application of the percentage-of-completion method as described in AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as the work progresses, and the Company primarily uses hours incurred to date to measure progress towards completion. This method relies on estimates of total expected hours to complete the service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although the Company primarily measures progress towards completion using hours incurred to date, progress towards completion may be measures using costs incurred to date if the arrangement involves a significant amount of non-labor costs. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.
Accounting for Revenue in Multiple-Deliverable Arrangements
Revenue for transactions that include multiple elements such as equipment and services bundled together is accounted for in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For those arrangements, the Company first determines whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.’’ The Company allocates the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
After the arrangement consideration has been allocated to each unit of accounting, the Company applies the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the arrangement and the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.
In arrangements for both equipment sales and services, the Company may bill the customer prior to performing services, which would require the recording of deferred revenue. In other arrangements, the Company may perform services prior to billing the customer, which could require the recording of unbilled receivables or deferring the costs associated with either the equipment or services, depending on the terms of the arrangement and the application of the revenue separation criteria of EITF 00-21.
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
Accounting for Non-Monetary Transactions
The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For the transactions, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions” and SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” Equipment received in exchange is recorded at the value of the assets relinquished, after reduction, if appropriate, for an indicated impairment of value. Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party.
Warranty Reserve. We accrue for estimated future warranty expenses for equipment sales upon product delivery, and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The equipment warranties generally carry a one-year warranty from the date of delivery. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacturer (“OEM”) warranty is longer or it is a requirement to sell to a specific customer or market. Accordingly, our estimated warranty expenses are determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor per claim, and in certain instances, estimated property damage. The warranty reserve is expensed to cost of goods sold and is included in other accrued liabilities. Actual claims incurred in the future may differ from original estimates, which may result in material revisions to the warranty reserves. At December 31, 2005 and 2004, the reserve for warranty obligations was $478,000 and $1.1 million, respectively.
Sales Returns Reserve. As part of our revenue recognition policy, we estimate future product returns and establish reserves against revenue at the time of sale based on our historical return rate. The returns reserve is recorded against revenue and is included as a reduction of accounts receivable. Actual results could differ from those estimates, which could affect our operating results. At December 31, 2005 and 2004, the reserve for sales returns was $455,000 and $723,000, respectively.
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
At December 31, 2005, the estimated reserve for slow-moving and obsolete inventory was $4.7 million. Our inventory reserve methodology consists of reviewing all inventory items for sales history or activity and reserving as a partial or full impairment as needed. During the year ended December 31, 2005, we incurred a charge of $2.4 million for excess and obsolete inventory. As of December 31, 2005, net inventory was 55.2% higher than as of December 31, 2004. Inventory reserves were $4.7 million on $19.8 million of gross inventory at December 31, 2005 versus $5.6 million in reserves on $15.4 million in inventory at December 31, 2004. The decrease in the inventory reserve is the result of approximately $4.0 million of more recently acquired inventory and more current product revision levels that require lower reserves. The increase in inventory was due to increased purchases and lower sales volume in the fourth quarter than anticipated.
At December 31, 2005, the estimated reserve for doubtful accounts was $443,000. We review our accounts receivable detail and specifically identify any customers for which indicators of impairment exist and record a specific doubtful accounts reserve for these balances. Additionally, we estimate a general reserve for bad debts based on historical write-offs as a percentage of sales.
The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on management estimates and assumptions. Generally Accepted Accounting Principles requires that we establish a full valuation allowance against our deferred tax assets if we determine that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, we consider both positive and negative evidence to support the recoverability of the deferred tax asset. We determined that our cumulative recurring losses in recent years represented significant negative evidence, which indicated the need for a full valuation allowance to be recorded. As such, we took a charge of $24.8 million to write off our deferred tax assets in the fourth quarter of 2003. In 2004, we increased the valuation allowance by $9.1 million, primarily as a result of additional net operating loss carryforwards generated in the current year as we continued to provide for a full valuation allowance against the net deferred tax assets. In 2005, we increased the valuation allowance by $11.8 million, primarily as a result of additional net operating loss carryforwards generated in the current year as we continue to provide for a full valuation allowance against the net deferred tax assets. We will record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses.
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
In June 2003, we completed our annual goodwill and purchased intangibles impairment tests outlined under SFAS No. 142, which required the assessment of goodwill and purchased intangibles for impairment as of June 30, 2003. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS No. 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets for two of our three reporting units were impaired as of June 30, 2003 and a $24.8 million write down to goodwill was taken. Factors that contributed to our conclusion to write down the goodwill related to the acquisition of Compass Telecom included a significant decline in our revenues recognized from this reporting unit. In addition, based upon forecasts of projected revenue for this reporting unit, we did not believe the reporting unit would achieve acceptable revenue growth with respect to the New Equipment reporting unit. Based on the impairment of goodwill, we then performed a SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” impairment test on the purchased intangible assets and determined they were impaired as of June 30, 2003. Subsequently, we completed a write down to the purchased intangible assets of $522,000.
In June of 2004, we completed our annual impairment analysis of goodwill and purchased intangible assets. Consistent with the annual impairment analysis conducted in 2003, we utilized a discounted cash flow model to perform our annual impairment analysis of goodwill. We reviewed the estimated fair value of the New Equipment reporting unit based on the discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value did not exceed the fair value of the reporting unit, we determined that the goodwill outstanding of approximately $1.8 million related to new equipment was not impaired as of December 31, 2004.
In June of 2005, we completed our annual impairment analysis of goodwill and purchased intangible assets. Consistent with the annual impairment analysis conducted in 2003 and 2004, we utilized a discounted cash flow model to perform our annual impairment analysis of goodwill. We reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value exceeded the fair value of the reporting unit, we determined that the goodwill of approximately $1.8 million related to new equipment was impaired. Accordingly, we recorded an impairment charge of approximately $1.8 million in the second quarter of 2005. Factors that contributed to our conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in our revenues recognized from this reporting unit. In addition, based upon forecasts of projected revenue for this reporting unit, we did not believe the reporting unit would achieve acceptable revenue growth with respect to the New Equipment reporting unit. There was no goodwill on the balance sheet at December 31, 2005.
Recent Accounting Pronouncements
The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law on October 22, 2004. The AJCA contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on our effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. In the fourth quarter of 2005 the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.
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
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We will adopt SFAS No. 123R on January 1 2006, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service period of awards. We will be using the Black-Scholes option pricing model to determine fair value. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS No. 123R is not expected to have a significant effect on our cash flows, we expect to record non-cash compensation expense that will have a significant adverse effect on our results of operations. Our current estimate is that the effect on results of operations for previously issued options will be approximately $600,000, for each of the years ended December 31, 2006 and 2007, and $300,000 and $50,000 for the years ended December 31, 2008 and 2009, respectively. This is substantially less than the 2005 proforma effect due principally to the accelerated vesting of certain of our stock options in December 2005, as discussed in Note 7 to our consolidated financial statements.
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
In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 – The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on the company’s consolidated financial position and results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at December 31, 2005. In addition, we do not engage in hedging activities.
A significant amount of our revenue and capital spending is denominated in U.S. Dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of December 31, 2005, we had no long-term debt outstanding.
As a significant amount of our revenue, purchases and capital spending is denominated in U.S. Dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.
As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During 2005, net revenue earned outside the United States accounted for 26.3% of total revenue. During 2005, purchases outside the United States accounted for 17.1% of total purchases. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Somera Communications, Inc.:
We have completed integrated audits of Somera Communications, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somera Communications, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain (1) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and (2) effective controls over the completeness and accuracy of inventory, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to the period-end external financial reporting process including the completeness and accuracy of segment footnote disclosures, stock-based compensation footnote disclosures, the presentation of restricted cash and deferred costs in the consolidated financial statements, and the accurate determination of weighted average shares. In addition, certain account reconciliations were not performed or reviewed timely. This control deficiency resulted in audit adjustments to 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, the Company did not have effective controls over the physical inventory count process to ensure that individuals involved in the physical inventory count were properly trained and supervised and that discrepancies between quantities counted and the accounting records were properly investigated. Further, the Company did not have effective controls over the updating of accounting records to reflect the actual quantities counted during the physical inventory process. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied to our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Somera Communications, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Somera Communications, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2006

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,508	$7,654
Restricted cash – short-term	105	—
Short-term investments	11,200	32,757
Accounts receivable, net of allowance for doubtful accounts of $443 and $574 at December 31, 2005 and 2004, respectively	13,773	16,217
Inventories, net	15,157	9,767
Deferred cost	1,802	260
Other current assets	1,410	1,876

Total current assets	49,955	68,531
Property and equipment, net	3,834	4,600
Other assets	3,899	148
Restricted cash – long-term	500	—
Goodwill	—	1,760
Intangible assets, net	—	50

Total assets	$58,188	$75,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,865	$12,396
Accrued compensation	1,701	2,503
Other accrued liabilities	8,999	11,139
Deferred revenue	3,232	723

Total current liabilities	28,797	26,761
Commitments (Note 6)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares, shares issued and outstanding: 50,278 and 49,872 at December 31, 2005 and 2004, respectively)	49	49
Additional paid-in capital	75,154	74,652
Unearned stock-based compensation	(120)	(72)
Accumulated other comprehensive income (loss)	274	(191)
Accumulated deficit	(45,966)	(26,110)

Total stockholders’ equity	29,391	48,328

Total liabilities and stockholders’ equity	$58,188	$75,089

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues:
Equipment revenue	$66,622	$87,120	$119,729
Service and program revenue	10,506	12,914	16,838

Total revenues	77,128	100,034	136,567

Cost of revenues:
Equipment cost of revenue	45,066	67,008	88,458
Service and program cost of revenue	5,803	9,479	13,298

Total cost of revenues	50,869	76,487	101,756

Gross Profit	26,259	23,547	34,811

Operating expenses:
Sales and marketing	25,103	22,258	26,812
General and administrative	17,801	24,435	28,349
Goodwill impairment	1,760	—	24,825
Asset impairment	—	—	522
Amortization of intangible assets	50	67	751
Other operating expenses	1,256	—	—

Total operating expenses	45,970	46,760	81,259

Loss from operations	(19,711)	(23,213)	(46,448)
Other income (expense), net	(10)	643	604

Loss before income taxes	(19,721)	(22,570)	(45,844)
Income tax provision	135	58	12,666

Net loss	$(19,856)	$(22,628)	$(58,510)

Net loss per share—basic and diluted	$(0.40)	$(0.45)	$(1.19)

Weighted average shares—basic and diluted	50,223	49,739	49,126

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Net loss	$(19,856)	$(22,628)	$(58,510)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	419	(117)	120
Unrealized gain (loss) on investments	46	(79)	—
Reclassification adjustments for gains (losses) included in net earnings	—	—	(1)

Other comprehensive income (loss)	465	(196)	119

Comprehensive loss	$(19,391)	$(22,824)	$(58,391)

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated	Retained
			Additional	Unearned	Other	Earnings
			Paid-in	Stock-Based	Comprehensive	(Accumulated
	Common Stock		Capital	Compensation	Income (loss)	Deficit)	Total
	Number	Value
Balance, December 31, 2002	48,904	$49	$73,145	$(8)	$(114)	$55,028	$128,100

Issuance of common stock through employee stock purchase plan	298	—	320	—	—	—	320
Warrants issued in exchange for services	—	—	51	—	—	—	51
Issuance of common stock in exchange for services	60	—	104	(104)	—	—	—
Compensation expense related to acceleration of stock options	—	—	43	—	—	—	43
Amortization of unearned stock-based compensation	—	—	—	14	—	—	14
Unrealized gain/(loss) on investments	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	(58,510)	(58,510)

Balance, December 31, 2003	49,262	$49	$73,663	$(98)	$5	$(3,482)	$70,137

Issuance of common stock through employee stock purchase plan	189	—	232	—	—	—	232
Warrants issued in exchange for services	—	—	13	—	—	—	13
Issuance of common stock through stock option exercises	421	—	744	—	—	—	744
Amortization of unearned stock-based compensation	—	—	—	26	—	—	26
Unrealized gain/(loss) on investments	—	—	—	—	(79)	—	(79)
Foreign currency translation adjustment	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	(22,628)	(22,628)

Balance, December 31, 2004	49,872	$49	$74,652	$(72)	$(191)	$(26,110)	$48,328

Issuance of common stock through employee stock purchase plan	126	—	129	—	—	—	129
Restricted stock and options issued in exchange for services	90	—	126	(126)	—	—	—
Issuance of common stock through stock option exercises	190	—	247	—	—	—	247
Amortization of unearned stock-based compensation	—	—	—	78	—	—	78
Unrealized gain/(loss) on investments	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	419	—	419
Net loss	—	—	—	—	—	(19,856)	(19,856)

Balance, December 31, 2005	50,278	$49	$75,154	$(120)	$274	$(45,966)	$29,391

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(19,856)	$(22,628)	$(58,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,859	3,511	4,471
Provision for doubtful accounts	665	568	1,221
Provision for excess and obsolete inventories, sales returns and warranty obligations	3,039	7,264	8,583
Deferred tax provision	87	—	24,813
Warrants issued in exchange for services	—	13	51
Accelerated vesting of stock options	—	—	43
Non-cash goodwill and intangible asset write-down	1,760	—	25,329
Amortization of stock-based compensation	78	26	14
Forgiveness of loans to officers	—	—	267
(Gain) loss on disposal of assets	(217)	318	—
Foreign exchange loss (gain)	792	(94)	(468)
Changes in operating assets and liabilities:
Accounts receivable	1,252	2,798	3,821
Inventories	(8,226)	(1,495)	5,763
Income tax receivable	—	6,818	(4,138)
Other current assets	266	1,793	(298)
Deferred cost	(1,576)	555	(128)
Other assets	97	(31)	221
Accounts payable	2,746	(2,124)	(5,390)
Accrued compensation	(801)	(975)	373
Deferred revenue	2,554	(646)	(4,314)
Other accrued liabilities	(2,601)	(331)	(1,171)

Net cash (used in) provided by operating activities	(17,082)	(4,660)	553

Cash flows from investing activities:
Purchase of other long term assets	(4,184)	—	—
Acquisition of property and equipment	(1,701)	(2,423)	(2,811)
Proceeds from disposal of property and equipment	273	4	—
Purchase of short-term investments	(28,387)	(51,433)	(11,600)
Sale of short-term investments	49,989	34,797	7,600
Increase in restricted cash	(605)	—	—
Repayment of loan to officer	—	—	1,129
Earn-out payment related to Compass Telecom acquisition	—	—	(2,900)

Net cash (used in) provided by investing activities	15,385	(19,055)	(8,582)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	129	232	320
Proceeds from stock option exercises	247	744	—

Net cash provided by financing activities	376	976	320

Net decrease in cash and cash equivalents	(1,321)	(22,739)	(7,709)
Effect of exchange rate changes on cash and cash equivalents	175	(249)	120
Cash and cash equivalents, beginning of year	7,654	30,642	38,231

Cash and cash equivalents, end of year	$6,508	$7,654	$30,642

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$18	$25

Income taxes paid	$74	$69	$95

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company:
Somera Communications, Inc. (“Somera” or “the Company”) was formed in August 1999 and is incorporated under the laws of the State of Delaware. The predecessor company was Somera Communications, LLC, which was formed in California in July 1995. In November 1999, the Company raised approximately $107 million in net proceeds from its initial public offering. Since that time, the Company’s common stock has traded on the Nasdaq National market under the symbol “SMRA”.
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
On January 19, 2006, the Company announced a series of operational rebalancing actions to allow for more patient growth with respect to the Company’s lifecycle management programs. In the first quarter of 2006 the Company expects to complete the elimination of 70-80 positions, consolidate facilities and reduce other overhead costs. Additionally, the Company’s 2006 business plan (the “Plan”) has been revised downward in conjunction with the decision to rebalance the Company’s business.
The goal of the Company’s rebalancing effort is to reduce costs so that the Company achieves quarterly break-even at revenue levels of $16-$18 million per quarter. The Plan contains aggressive cost reduction targets based upon the planned rebalancing efforts. There can be no assurance that these cost reduction targets or revenue levels will be achieved, which could result in the Company’s continued operating losses, and consumption of working capital and cash and short-term investment balances.
At December 31, 2005, the Company had $6.5 million in cash and cash equivalents and $11.2 million in short-term investments. The Company does not currently plan to pay dividends, but rather to retain earnings for use in the operations of the Company’s business and to fund future growth. The Company had no long-term debt outstanding as of December 31, 2005.
The Company believes that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund the Company’s working capital and capital expenditure requirements for at least the next 12 months. However, the Company cannot provide assurance that actual cash requirements will not be greater than what the Company currently expects. The Company may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
•	Take advantage of business opportunities, including, but not limited to, more international expansion or acquisitions of complementary businesses;

•	Develop and maintain higher inventory levels;

•	Gain access to new product lines;

•	Develop new services;

•	Respond to competitive pressures; or

•	Fund general operations.
The Company cannot provide assurance that additional sources of funds will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s business could suffer if the inability to raise this funding threatens the ability to execute the Company’s business growth strategy. Availability of additional funds may be adversely affected because the Company has incurred recurring losses from operations and negative cash flows that raise doubt about its ability to continue as a going concern. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company’s current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in the Company’s common stock. In addition, the terms of any debt could impose restrictions on the Company’s operations or capital structure.
The Company’s common stock is currently quoted on the Nasdaq National Market under the symbol “SMRA.” On October 31, 2005, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of the Company’s common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion). There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future. If the closing bid price of the Company’s common stock does not close above $1.00 per share for the required time period to regain compliance with the Nasdaq Marketplace Rules, the Company would be delisted from the Nasdaq National Market. The delisting of the Company’s common stock may result in the trading of the Company’s common stock on the Nasdaq Capital Market (formerly called the Nasdaq SmallCap Market) or the OTC Bulletin Board. Consequently, a delisting of the Company’s common stock from the Nasdaq National Market may reduce the liquidity of the Company’s common stock, adversely affect the Company’s ability to raise additional necessary capital and could adversely affect the Company’s sales efforts due to a potential loss of customer confidence in the business. As of the date of this filing the Company remained in non-compliance of the minimum share price rule. As of March 7, 2006 the Company filed a proxy statement in respect of a special meeting of the Company’s shareholders at which the Company’s shareholders will be asked to consider a proposal to approve a reverse stock split. The reverse stock split has been proposed to allow the Company to comply with the NASDAQ National Market minimum share price rules. There can be no assurance that shareholder approval will be obtained.
While the Company believes that the Company’s common stock would likely trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the minimum share price required under Nasdaq Marketplace Rules. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of the common stock. The Company cannot offer any assurance that the Company’s common stock will continue to meet The Nasdaq National Market continued listing requirements following the reverse stock split. The market price of the Company’s common stock is based on our performance and other factors, some of which may be unrelated to the number of the Company’s shares outstanding.
In addition, there can be no assurance that the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stock or that it will increase the Company’s ability to attract and retain employees and other service providers.
Note 2—Summary of Significant Accounting Policies:
Basis of Presentation
The Company’s fiscal years reported are the 52- or 53-week periods ending on the Sunday nearest to December 31. Fiscal years 2005, 2004, and 2003 comprised the 53 or 52 week periods ended on January 1, 2006, January 2, 2005 and December 28, 2003, respectively. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. The year ended December 31, 2005 consisted of 52-weeks. The year ended December 31, 2004 consisted of 53-weeks.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for doubtful accounts receivable, slow-moving and obsolete inventory, sales returns reserves, warranty reserves, valuation of goodwill and purchased intangibles, restructuring accruals, income tax contingencies and deferred tax assets. Actual results could differ from those estimates.
Revenue Recognition
The Company’s revenues are derived from the sale of new and re-used telecommunications equipment and equipment related services. With the exception of equipment exchange transactions, whereby equipment for one operator’s network is taken in exchange for other equipment, equipment and services revenue is recognized upon delivery by the Company provided that, at the time of delivery, there is evidence of a contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and there are no significant remaining obligations. Delivery occurs when title and risk of loss transfer to the customer, generally at the time the product is shipped to the customer. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred.
Revenue for services and programs priced under fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. If the Company is to provide a similar level of services each period during the term of a contract, revenue would be recognized on a straight-line basis since the obligations are being fulfilled in a straight-line pattern. If the Company’s obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then revenue would be recognized consistent with the proportion of the obligations fulfilled in each period. In determining the proportion of the obligations fulfilled in each period, the Company considers the nature of the deliverables being provided to the customer. If the amount of the obligations fulfilled in each period is not easily distinguished by reference to the services provided, then revenue would be recognized on a straight-line basis. Revenue earned but not yet billed is included in other current assets in the accompanying consolidated balance sheet. Unbilled receivables were $73,000, $173,000 and $100,000 at December 31, 2005, 2004 and 2003, respectively. Revenue from service and programs represented approximately 13.6%, 12.9%, and 12.3% of total revenue for the fiscal years ended December 31, 2005, 2004, and 2003, respectively.
Revenue for arrangements that contain software and software-related services is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2,“Software Revenue Recognition.’’ In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. For those software arrangements that require significant production, modification, or customization of the software, SOP 97-2 also requires the application of the percentage-of-completion method as described in AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as the work progresses, and the Company primarily uses hours incurred to date to measure progress towards completion. This method relies on estimates of total expected hours to complete the service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although the Company primarily measures progress towards completion using hours incurred to date, progress towards completion may be measures using costs incurred to date if the arrangement involves a significant amount of non-labor costs. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.
Accounting for Revenue in Multiple-Deliverable Arrangements
Revenue for transactions that include multiple elements such as equipment and services bundled together is accounted for in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For those arrangements, the Company first determines whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.’’ The Company allocates the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
After the arrangement consideration has been allocated to each unit of accounting, the Company applies the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the arrangement and the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.
In arrangements for both equipment sales and services, the Company may bill the customer prior to performing services, which would require the recording of deferred revenue. In other arrangements, the Company may perform services prior to billing the customer, which could require the recording of unbilled receivables or deferring the costs associated with either the equipment or services, depending on the terms of the arrangement and the application of the revenue separation criteria of EITF 00-21.
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
Accounting for Non-Monetary Transactions
The Company supplies equipment to customers in exchange for re-used equipment or to customers from which re-used equipment was purchased under separate arrangements executed within a short period of time (“reciprocal arrangements”). For the transactions, the Company considers Accounting Principles Board (“APB”) No. 29, “Accounting for Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue No. 86-29, “Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions” and SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” Equipment received in exchange is recorded at the value of the assets relinquished, after reduction, if appropriate, for an indicated impairment of value. Revenue is recognized when the equipment received in accordance with the reciprocal arrangement is sold through to a third party.
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
Under United States Generally Accepted Accounting Principles, the Company must establish valuation allowances against its deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that the Company’s cumulative losses reported in recent years represented significant negative evidence which required a full valuation allowance to be recorded. Accordingly, the Company took a non-cash charge of $24.8 million in the fourth quarter of 2003 to establish a full valuation allowance against its net deferred tax assets. In 2005 and 2004, we increased the valuation allowance by $11.8 million and $9.1 million, respectively, primarily as a result of additional net operating loss carryforwards to continue to provide for a full valuation allowance against the net deferred tax assets. The Company will continue to assess the need to record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses.
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
For the year ended December 31, 2005, no single customer accounted for more that 10% of net revenue. For the year ended December 31, 2005, two individual customers each accounted for 11.9% and 11.3% of accounts receivable, respectively. For the year ended December 31, 2004, no single customer accounted for more that 10% of net revenue and one customer accounted for 11.7% of accounts receivable. For the year ended December 31, 2003, no single customer accounted for more than 10% of net revenue and one customer accounted for 22% of accounts receivable at December 31, 2003.
One supplier accounted for 26.0% of equipment purchases in the year ended December 31, 2005. The same supplier accounted for 14.8% of equipment purchases in the year ended December 31, 2004 and for 11.5% of equipment purchases in the year ended December 31, 2003.
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

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Short-Term Investments
The Company had short-term investments of $11.2 million and $32.8 million at December 31, 2005 and 2004, respectively. The short-term investments consisted primarily of US government and auction rate securities representing cash available for current operations. Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals. They trade at par and are callable at par on any interest payment date at the option of the issuer. Despite the long-term nature of the stated contractual maturities on our investments in auction rate securities, the Company has the ability to quickly liquidate these securities. The amount of the investments in auction rate securities as of December 31, 2005 and 2004 was $5.2 million and $1.9 million, respectively.
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
The estimated useful lives of depreciable new assets are as follows:

Furniture & Fixtures	5 years
Computer & Phone Equipment	3 years
Software	3 years
Warehouse Equipment	5 years
Leasehold improvements	Lesser of 7 years or life of the lease
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
In accordance with SFAS No. 142 the Company assesses the impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could result in an impairment review include the following: significant underperformance relative to projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our business model.
The Company currently operates as three reporting units comprised of New Equipment, Re-used Equipment, and RepairPLUS. In accordance with SFAS No. 142 the Company conducts annual impairment tests every June and whenever events or circumstances may occur that might require the need for more frequent tests. Upon completion of the 2005 impairment review, the Company recorded a total impairment charge for goodwill of $1.8 million. For the years ended December 31, 2004 and 2003 upon completion of the annual impairment review, the Company recorded a total impairment charge for goodwill and intangible assets of $0 and $24.8 million respectively. See Note 5.
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
Warranty Reserve
The Company accrues for estimated future warranty expenses for equipment sales upon sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. The Company offers a standard warranty of one year from date of shipment for all equipment sold. Longer warranty periods are provided on a very limited basis in instances where the original equipment manufacturer (“OEM”) warranty is longer or it is a requirement to sell to a specific customer or market. Accordingly, the Company’s estimated warranty expenses are determined based on historical information such as past experience, product failure rates or

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
number of units repaired, estimated cost of material and labor per claim, and in certain instances, estimated property damage. The warranty reserve is expensed to cost of goods sold and is included in other accrued liabilities. Actual claims incurred in the future may differ from original estimates, which may result in material revisions to the warranty reserve.
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
Research and Development
Research and development costs are charged to operations as incurred. Internal-use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 generally requires that software development costs be expensed as incurred until the application development stage is reached, at which point external development and certain direct internal costs are capitalized and, when the software is placed in service, amortized using the straight-line method over the estimated useful life, generally three years. The Company capitalized $290,000 of software development costs during the year ended December 31, 2004, primarily consisting of salaries for employees directly related to the development of the Company’s general ledger inventory module interface and integration with its outside repair service computer module. The project was completed in 2004 and there were no internal capitalized software development costs during the year ended December 31, 2005.
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
Pro forma information regarding net loss and net loss per share as if the Company recorded compensation expense based on the fair value of stock-based awards have been presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and are as follows for the years ended December 31, 2005, 2004, and 2003, (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss—as reported	$(19,856)	$(22,628)	$(58,510)
Add: Stock-based employee compensation expensed in the financial statements, net of related tax effects	78	26	57
Deduct: Stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(3,412)	(1,485)	(3,598)

Net loss —as adjusted	$(23,190)	$(24,087)	$(62,051)

Net loss per share—basic and diluted as reported	$(0.40)	$(0.45)	$(1.19)
Net loss per share—basic and diluted as adjusted	$(0.46)	$(0.48)	$(1.26)
The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” using the following assumptions:

	Employee Stock			Employee Stock
	Option Plan			Purchase Plan
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.89%	3.37%	3.36%	3.04%	1.87%	1.05%
Expected life (in years)	5	5	5	0.50	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	77%	84%	81%	51%	69%	59%

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Net Loss Per Share
Basic net loss per share is computed by dividing the loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. For the years ended 2005, 2004 and 2003, there was no dilutive impact due to the recorded net loss in all periods. As a result, weighted average shares outstanding for basic and diluted shares are the same for all periods presented:

	Year Ended December 31,
	2005	2004	2003
Numerator
Net loss	$(19,856)	$(22,628)	$(58,510)

Denominator
Weighted average shares—basic and diluted	50,223	49,739	49,126

Net loss per share—basic and diluted	$(0.40)	$(0.45)	$(1.19)

For the years ended December 31, 2005, 2004, and 2003, options to purchase 6,045,276, 3,165,204, and 7,530,228 shares of common stock were excluded from the fully diluted calculation as their effect would be anti-dilutive.
Reclassifications
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net earnings.
Recent Accounting Pronouncements
The American Jobs Creation Act of 2004 (the “AJCA”) was signed into law on October 22, 2004. The AJCA contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on the Company’s effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. In the fourth quarter of 2005 the Company completed its evaluation of this new provision and determined that it would not benefit from such special dividends received deduction.
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
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company will adopt SFAS No. 123R on January 1 2006, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service period of awards. The Company will be using the Black-Scholes option pricing model to determine fair value. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS No. 123R is not expected to have a significant effect on the Company’s cash flows, the Company expects to record non-cash compensation expense that will have a significant adverse effect on it’s results of operations. The Company’s current estimate is that the effect on its results of operations for previously issued options will be approximately $600,000, for each of the years ended December 31, 2006 and 2007, and $300,000 and $50,000 for the years ended December 31, 2008 and 2009, respectively. This is substantially less than the 2005 proforma effect due principally to the accelerated vesting of certain of the Company’s stock options in December 2005, as disclosed in Note 7 to our consolidated financial statements.
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

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 – The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on the company’s consolidated financial position and results of operations.
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

The customer contract intangible asset was amortized over the fifteen-month term of the contract on a straight-line basis and was fully amortized as of December 31, 2003. The non-compete covenants are being amortized over the thirty-six month term of the covenants on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no amortization has been recorded on the Compass Telecom goodwill. Amortization expense related to the non-compete agreements was $50,000, $67,000, and $751,000 in 2005, 2004 and 2003, respectively.
In June 2003, the Company completed its annual goodwill and intangibles impairment test outlined under SFAS No. 142, which requires the assessment of goodwill and purchased intangibles for impairment as of June 30, 2003. With the assistance of an independent appraiser, these tests were conducted by determining and comparing the fair market value of the Company’s three reporting units (New Equipment, Re-used Equipment and Services) based on marketing capitalization, as implied by the value of our common stock and projected discounted future cash flows, as defined in SFAS No. 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, the Company determined that the goodwill for assets for two, of the three reporting units, namely “redeployed equipment” and “services” were impaired as of June 30, 2003. Compass’ performance was included under the “services” business unit and a write-down related to Compass of $9.5 million was taken based upon the Company’s evaluation. This represented the entire goodwill balance associated with the Compass acquisition.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Factors that contributed to the conclusion to write-down the goodwill related to the acquisition of the Compass assets were:
•	The decline in the overall U.S. economic growth as evidenced by the June 26, 2003 report by the U.S. Department of Commerce in which they revised downward the growth in gross domestic product (GDP) to 1.4% in the first quarter of 2003 impacted the Company’s conclusion. This revision was less than the 1.9%estimated in May 2003 reflecting the slow down in economic activity resulting from such macro influences as the conflict with Iraq. As the U.S. economy slowed, demand for telecommunications services also waned, further exacerbating the downturn in the telecommunications market, reducing telecommunications carriers’ capital spending and postponing network upgrades. As a result, the performance of the outsourced services that the Compass assets provided to the Company suffered.

•	In addition, beginning in 2002, the telecommunications industry experienced a significant downturn resulting in many telecommunications operators reducing their workforce and either scaling down their capital expenditures or postponing their planned network upgrades. While, at the time of the acquisition of compass’ assets, the Company believed that the outsourced services that Compass performed would continue to be in demand by telecommunications carriers and actually grow in 2003 and going forward due to workforce reductions at the telecommunications carriers and other factors, the Company found that the services in question actually declined. The Company believed this decline was a result of the significant scaling down of telecommunications carriers’ capital expenditures and continued postponement of planned network upgrades, which more than offset the carrier’s need for outsourced services. Further while the Company was aware of the economic downturn in the telecommunications market at the time of the acquisition of the Compass assets, the Company did not anticipate the severity of the downturn nor the duration.

•	Further, the Company experienced significant declines in revenues. Revenues were $50.495 million in the third quarter of 2002, the quarter before the Compass acquisition. Revenues continued to decline in 2003 and were $35.954 million for the quarter ended June 30, 2003, which represents a 28.8%decline in total revenues during that nine-month period. Services revenue were $7.2 million in the fourth quarter of 2002, $3.6 million in the first quarter of 2003, and $4.9 million in the second quarter of 2003, and $4.4 million in the third quarter of 2003. In fact, the revenues related to the services business were greater in fiscal year 2002 (which included only one partial quarter of revenues related to the Compass assets) than in fiscal year 2003. The Company had anticipated significant revenue growth out of the “services” reporting unit, specifically as a result of the Compass acquisition, during these periods.

•	Finally, in June 2003, based upon forecasts provided by the Company’s employees in charge of the Services reporting unit, we did not believe that we would achieve acceptable revenue growth with respect to the Services reporting unit and forecasted significant declines in profitability. In fact, from the time of the acquisition of the Compass assets to the time of the goodwill impairment charges related to such assets profit projections for that reporting unit declined 10% rather than increasing by the projected 29% due to the fact that certain key carriers unexpectedly elected to continue to reduce capital expenditures and cancel or postpone planned network upgrades. At the time of the goodwill impairment charge, this reduction in profit projections was expected to continue in to the foreseeable future.
Following the goodwill impairment charge related to the Services reporting unit in June 2003, and based upon the above factors, specifically the fact the Company believed the assets related to the former Compass business would negatively impact the Company’s profitability, in addition to the fact that the Company needed to focus its efforts on reinvigorating its core equipment business, the Company elected to sell back those portions of the Compass assets that were not part of the Company’s ongoing strategy and were not core to the Company’s equipment business back to the former owners of Compass. Accordingly, on November 21, 2003, the Company entered into an asset purchase agreement with two of the former owners of Compass Telecom, where the Company agreed to sell back site development, network development and e911 services. In consideration of the sale of assets, the Company was due to receive $745,000 on or before February 19, 2004 and is due to receive 2% of Compass Telecom gross revenues through 2006. No payments have been received under this agreement as of December 31, 2005. Under the terms of the agreement, the former owners of Compass Telecom have relinquished their rights to receive all further earn-out payments in 2003 and 2004 under their prior agreement with Somera. The non-compete covenant will remain in effect between the two parties and therefore, the non-compete intangible asset continued to amortize through 2005. See Note 5.
The Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on this review in 2003, the Company determined both the customer contract intangible asset and the non-compete covenants were impaired. Accordingly, the Company recorded a pre-tax impairment charge of approximately $522,000 to write down these assets to their estimated fair values. The customer contract intangible asset was fully amortized as of December 31, 2003. The non-compete covenants were fully amortized in 2005.
Note 4—Balance Sheet Accounts (in thousands):

	December 31,	December 31,
Asset Class	2005	2004
Property and Equipment, Net:
Computer and telephone equipment	$3,028	$3,039
Software	3,417	3,205
Office equipment and furniture	633	731
Warehouse equipment	1,983	1,623
Leasehold improvements	1,711	1,533

	10,772	10,131
Less accumulated depreciation	(6,938)	(5,531)

	$3,834	$4,600

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 amounted to $2.4 million, $3.4 million, and $3.7 million, respectively.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	December 31,
	2005	2004
Inventories held for sale	$19,815	$15,360
Less: Reserve for excess and obsolete inventory	(4,658)	(5,593)

Inventories, net	$15,157	$9,767

The Company incurred charges for excess and obsolete inventory totaling $2.4 million, $4.8 million, and $6.6 million in the years ended December 31, 2005, 2004, and 2003, respectively. Our inventory reserve requirement at December 31, 2005 was $4.7 million and $5.6 million at December 31, 2004.

	December 31,	December 31,
	2005	2004
Other Accrued Liabilities:
Restructuring accrual (see note 11)	$22	$288
Warranty reserve (see note 8)	478	1,128
Income and other taxes payable	4,923	4,843
Other	3,576	4,880

	$8,999	$11,139

During 2005, the Company purchased $4.2 million of assets for our lifecycle management. Since the Company has no near term plans to dispose of these assets through a sale during the next year, they have been classified net of related amortization as “Other assets” in the accompanying consolidated balance sheet.
During 2005, in accordance with the lease terms of our new Execution and Distribution center in the Netherlands, a $500,000 deposit was made with a financial institution as a guarantee for the lease. This deposit is classified as “Restricted cash – long-term” in the accompanying consolidated balance sheet.
Note 5—Goodwill and Intangible Assets:
In accordance with SFAS No. 142 the Company assesses the impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could result in an impairment review include the following: significant underperformance relative to projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. If the Company determines that the carrying value and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our business model.
Intangible assets consist of customer contracts, non-compete agreements and goodwill related to the Company’s acquisitions of Compass Telecom LLC in 2002, Asurent Technologies, Inc in 2001 and MSI Technologies, Inc in 2000. The customer contracts are being amortized on a straight-line basis over the terms of the contracts, 15 to 18 months. The non-compete agreement was amortized on a straight-line basis over the 36-month life of the agreement, ending in September 2005.
In the second quarter of 2003, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. The Company also conducted an impairment test on the purchased intangible assets as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This resulted in a total impairment charge of $25.3 million. The annual impairment analysis of goodwill considered the estimated fair value of the Company’s three reporting units (New Equipment, Re-used Equipment and Services) based on market capitalization, as implied by the value of Somera’s common stock, and estimated future discounted cash flows. The Company determined that the carrying values of two reporting units (Services and Re-used Equipment) exceeded their respective fair values. Accordingly, the Company compared the implied fair value of each reporting unit’s goodwill with their carrying values and recorded a pre-tax impairment charge of approximately $24.8 million. Factors that contributed to the Company’s conclusion to write down the goodwill related to the acquisition of Compass Telecom included a significant decline in the Company’s revenues recognized from this reporting unit. In addition, based upon forecasts of projected revenue for this reporting unit, the Company did not believe the reporting unit would achieve acceptable revenue growth with respect to the New Equipment reporting unit. The remaining goodwill related to the New Equipment reporting unit.
In the second quarter of 2004, the Company completed its annual impairment analysis of goodwill as required under SFAS No. 142. Consistent with the annual impairment analysis conducted in 2003, the Company utilized a discounted cash flow model to perform its annual impairment analysis of goodwill. The Company reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value did not exceed the fair value of the reporting unit, the Company determined that the goodwill of approximately $1.8 million related to new equipment was not impaired as of December 31, 2004.
In June of 2005, the Company completed its annual impairment analysis of goodwill and purchased intangible assets. Consistent with the annual impairment analysis conducted in 2003 and 2004, the Company utilized a discounted cash flow model to perform its annual impairment analysis of goodwill. The Company reviewed the estimated fair value of the New Equipment reporting unit based on the related discounted cash flows and compared the implied fair value to the carrying value of the reporting unit. As the carrying value exceeded the fair value of the reporting unit, the Company determined that the goodwill of approximately $1.8 million related to

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
new equipment was impaired. Accordingly, the Company recorded an impairment charge of approximately $1.8 million in the second quarter of 2005. Factors that contributed to the Company’s conclusion to write down the goodwill related to the acquisition of the MSI assets included a significant decline in the Company’s revenues recognized from this reporting unit. In addition, based upon forecasts of projected revenue for this reporting unit, the Company did not believe the reporting unit would achieve acceptable revenue growth with respect to the New Equipment reporting unit. There was no goodwill on the balance sheet at December 31, 2005.
The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003 (in thousands):

Goodwill
Balance at December 31, 2002	$26,585
Adjustment—Impairment	(24,825)

Balance at December 31, 2003 and 2004	$1,760
Adjustment — Impairment	(1,760)

Balance at December 31, 2005	$—

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. In the second quarter of 2003, the Company also reviewed its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on this review, the Company determined that certain intangible assets could not be recovered from their identifiable cash flows. Accordingly, in 2003, the Company recorded a pre-tax impairment charge of approximately $522,000 to write-down these assets to their estimated fair values. No triggering events per SFAS 144 ”Accounting for the Impairment or Disposal of Long-Lived Assets” have occurred during the year ended December 31, 2005.
The following is a summary of the remaining acquired intangible assets with finite useful lives at December 31, 2005, 2004 and 2003 (in thousands):

	Customer	Non-compete
	contracts	agreement	Total

Original Cost at December 31, 2001	$1,499	$665	$2,164
Amortization	(643)	(131)	(774)

Balance at December 31, 2002	$856	$534	$1,390

Impairment	(236)	(286)	(522)
Amortization	(620)	(131)	(751)

Balance at December 31, 2003	$—	$117	$117

Amortization	—	(67)	(67)

Balance at December 31, 2004	$—	$50	$50
Amortization	—	(50)	(50)

Balance at December 31, 2005	$—	$—	$—

Amortization expense related to intangible assets was $50,000, $67,000, and $751,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
Note 6—Commitments and Contingencies:
Until May 1, 2005, the Company maintained a credit facility of $4.0 million with Wells Fargo HSBC Trade Bank, which provides for issuances of letters of credit, primarily for procurement of inventory. The Company elected not to renew the credit facility when it expired on May 1, 2005. As of December 31, 2005 and 2004, the Company had no letters of credit outstanding. The Company had no long-term debt as of December 31, 2005 and 2004.
The Company is involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to, nor is aware of any such litigation or other legal proceedings at this time that could materially impact the Company’s financial position, statement of operations or liquidity.
The Company is obligated under various operating leases for both office and warehouse space. The remaining lease terms range in length from one month to eight years. Rent expense, net of sublease income, for the years ended December 31, 2005, 2004, and 2003 was $2.7 million, $2.7 million, and $3.4 million, respectively.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future minimum lease payments under non-cancelable operating leases, net of sublease income of $75,000, are as follows at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Gross restructuring related leases (see note 11)	$22	$—	$—	$—	$—	$—
Operating Leases	1,989	1,945	1,973	1,907	1,120	1,739

Total commitments	$2,011	$1,945	$1,973	$1,907	$1,120	$1,739

Under the terms of the lease agreements, we are also responsible for internal maintenance, utilities, and a proportionate share (based on square footage occupied) of property taxes. In 2005, in accordance with the lease terms of our new Execution and Distribution center in the Netherlands, a $500,000 deposit was made with a financial institution as a guarantee for this lease. This deposit is classified as “Restricted cash – long-term” in the accompanying consolidated balance sheet.
Restricted cash – short-term at December 31, 2005, was $105,000. This represents cash on deposit with a bank in the form of a certificate of deposit, as collateral for future purchase commitments to one of our suppliers. The restriction on this cash is released, and the corresponding certificate of deposit is reduced as payments are made to the supplier.
Note 7—Stockholders’ Equity:
The Company has stock-based compensation plans (1999 Stock Option Plan, 1999 Director Option Plan, and the Executive Stock Option Agreements) under which directors, officers, other eligible employees and consultants may receive stock options and other equity-based awards, including restricted stock and warrants.
Stock options are generally granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, and have terms from five to ten years and vest at a rate of 25% after one year with the remaining vesting evenly over the following three years of the date of grant. If options are granted below the market value of a share of common stock on the date of grant, the Company recognizes compensation expense equal to the fair value of the options calculated using the Black-Scholes option pricing model over the vesting period. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of $0, $0 and $7,000.
In May 2005, the Company issued stock options to purchase a total of 50,000 shares of stock to members of the Company’s advisory board. The options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The options vest at a rate of 25% after one year with the remaining vesting evenly over the following three years thereafter. The options expire ten years from the date of grant. At the time of issuance, the Company recorded stock compensation expense of $27,000. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” the stock compensation expense was subsequently adjusted by $21,000 during the year ended December 31, 2005.
Warrants are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, and generally have terms from three to five years and may be immediately vested at time of grant. The fair value of warrants is estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense over the vesting period. There were no warrants issued in 2005. In 2004 the company issued warrants to purchase 15,000 shares of common stock at an exercise price of $1.38 per share. In 2003, the Company issued warrants to purchase 55,000 shares of common stock at an exercise price of $1.52 per share. In 2005, 2004 and 2003, the fair value of the warrants expensed was $0, $13,745 and $50,999 respectively.
The Company has issued restricted stock to members of the Company’s board of directors, certain executives and other employees of the Company. The Company recognizes compensation expense over the vesting period of the restricted stock. During the year ended December 31, 2005 the Company issued 75,000 shares of restricted stock at $1.33 per share. During the year ended December 31, 2003, the Company issued 50,000 shares of restricted stock at prices ranging from $1.52 to $1.80. For the years ended December 31, 2005, 2004, and 2003 the Company recorded compensation expense of $71,000, $26,000 and $7,000 respectively.
In December 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options under the 1999 Stock Option Plan having an exercise price of $1.25 per share or greater previously awarded to the Company’s employees, including certain executive officers under the Company’s equity compensation plans. No stock options held by any of the Company’s non-employee directors, Chief Executive Officer or consultants were subject to the acceleration. The acceleration of vesting will be effective for stock options outstanding as of December 23, 2005. Options to purchase approximately 3.1 million shares of common stock or 60.0% of the Company’s outstanding unvested options are subject to the acceleration; of which options to purchase approximately 1.4 million shares or 26.5% of the Company’s outstanding unvested options are held by the Company’s executive officers, excluding its Chief Executive Officer. The option grants accelerated in December have a range of exercise prices of $1.26 to $7.70 and a weighted average exercise price of $1.70. The portion of the options that had not vested and were accelerated had a weighted average price of $1.47. The decision to accelerate the vesting was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123(R), which the Company will adopt on January 1, 2006. The incremental expense from the option acceleration was approximately $1.5 million and is reflected in the Pro forma information in Stock Based Compensation in Note 2 of the Notes to the Consolidated Financial Statements. Additionally the Board also approved an amendment to the 1999 Stock Option plan providing that future grants of incentive stock options shall be for a term of no more than five years, with vesting generally over three years.
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company will adopt SFAS No. 123R on January 1 2006, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service period of awards. The Company will be using the Black-Scholes option pricing model to determine fair value. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS No. 123R is not expected to have a significant effect on the Company’s cash flows, the Company expects to record non-cash compensation expense that will have a significant adverse effect on it’s results of operations. The Company’s current estimate is that the effect on its results of operations for previously issued options will be approximately $600,000, for each of the years ended December 31, 2006 and 2007, and $300,000 and $50,000 for the years ended December 31, 2008 and 2009, respectively. This is substantially less than the 2005 proforma effect due principally to the accelerated vesting of certain of the Company’s stock options in December 2005.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock Option Plan Summary
Activity under the Company’s Stock Option Plans, which includes the 1999 Stock Option Plan, 1999 Director Option Plan, and the Executive Stock Option Agreements, is set forth below:

			Weighted
			Average
	Available	Outstanding	Exercise
	For Grant	Options	Price

Balances, December 31, 2002	873,050	13,294,576	$6.18

Annual increase	1,956,086	—	—
Options granted	(3,606,250)	3,606,250	1.35
Options exercised	—	—	—
Options canceled	7,616,855	(7,616,855)	5.42

Balances, December 31, 2003	6,839,741	9,283,971	$4.95

Options granted	(4,475,000)	4,475,000	1.57
Options exercised	—	(420,762)	2.69
Options canceled	3,757,174	(5,980,174)	4.68

Balances, December 31, 2004	6,121,915	7,358,035	$3.50

Annual Increase	1,995,591	—
Options granted	(3,524,500)	3,524,500	1.35
Options exercised	—	(190,000)	1.44
Options canceled	2,413,801	(3,737,801)	4.13

Balances, December 31, 2005	7,006,807	6,954,734	$2.20

At December 31, 2005, 4,776,282 options outstanding were exercisable.
The aggregate of the Company’s options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.90 - $1.08	774,458	9.18	$1.02	59,442	$1.08
$1.26 - $1.88	4,942,187	8.77	1.43	3,613,751	1.44
$2.60 - $3.00	406,485	7.46	2.83	406,485	2.83
$4.50 - $8.50	338,604	5.50	6.28	338,604	6.28
$10.75-$13.50	358,000	4.26	10.90	358,000	10.90

	6,819,734	8.34	$2.20	4,776,282	$2.61

The table above excludes 135,000 shares of restricted stock grants which were issued from the available option pool and are included in the table of activity under the Company’s Stock Option Plans.
For the years ended December 31, 2004 and 2003, the Company had 2,876,357 and 6,013,128 exercisable options with a weighted average exercise price of $6.44 and $6.18, respectively.
Employee Stock Purchase Plan
In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with an opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 300,000 shares of common stock have been reserved for the issuance under the ESPP. In February and August 2005, 67,763 and 58,332 shares, respectively, were issued under the ESPP, generating contributions of $129,000. In February and August 2004, 102,428 and 86,954 shares, respectively, were issued under the ESPP, generating contributions of $232,000. In February and August 2003, 194,935 and 105,034 shares, respectively, were issued under the ESPP, generating contributions of $320,000. The weighted average estimated fair values of the ESPP awards issued during fiscal 2005, 2004, and 2003 were $1.02, $1.23, and $1.07 per share, respectively.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8—Warranties and Financial Guarantees:
The Company provides for future warranty costs for equipment sales upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. In general, the Company offers warranties that match the manufacturers’ warranty for that specific product. In addition, the Company offers a one-year warranty from date of shipment for all equipment. The liability under these warranties is to repair or replace defective equipment. Longer warranty periods are sometimes provided in instances where the original equipment manufacture (“OEM”) warranty is longer or it is a requirement to sell to a specific customer or market.
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
Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” in the Consolidated Balance Sheet, during the period are as follows (in thousands):

	2005	2004
Balance as of beginning of year	$1,128	$915
Provision for warranty liability	443	2,132
Settlements	(1,093)	(1,919)

Balance as of end of year	$478	$1,128

Financial Guarantees:
The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short term in nature. No guarantees or other borrowing arrangements exist as of December 31, 2005. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Note 9—401(k) Savings Plan:
In February 1998, the Company adopted a 401(k) Savings Plan (the “Savings Plan”) which covers all employees. Under the Savings Plan, employees are permitted to contribute up to 15% of their gross compensation not to exceed the annual IRS limitation for any plan year ($14,000 in 2005). The Company matches 25% of employee contributions on the first 5% of their contributions for all employees who receive less than 50% of their total compensation in the form of incentive compensation. The Company made matching contributions of $94,000, $100,000, and $133,100, for the years ended December 31, 2005, 2004, and 2003, respectively.
Note 10—Related Party Transactions and Loans to Officers:
In December 2002, the Company subleased approximately 1,300 square feet of space in its Santa Barbara, California facility to a former director for $2,300 per month. The lease expired on March 31, 2003.
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
As a result of the above, the Company recorded compensation charges of $0, $0, and $267,000, equal to the total amounts forgiven under these loans in 2005, 2004, and 2003, respectively. There is no corresponding amount for the years ended December 31, 2005 and December 31, 2004.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2005, the Company purchased a portion of its supplies from a member of the Company’s advisory board. The Company purchased $1.7 million in supplies during the year from this member of the advisory board. These purchases accounted for 3.0% of the Company’s total purchases for the year. The Company made payments of $72,000 to the advisory board member as compensation for services rendered during fiscal 2005. Under the Advisory Board Agreement, this Advisor is entitled to receive a monthly retainer from the Company, as well compensation for serving as a Sales/Supply Agent, which compensation shall be paid negotiated on a case by case basis.
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
Continuing lease obligations primarily relate to closure of the Oxnard, Euless and Norcross facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2005 the Company remains obligated under lease obligations of $22,000 associated with its December 2002 operational restructuring. The lease obligations expire in 2006.
Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.
At December 31, 2005, the accrued liability associated with the restructuring charge was $22,000 and consisted of the following (in thousands):

	Balance at		Balance at		Balance at
	December 31,	Payments-	December 31,	Payments-	December 31,
	2003	2004	2004	2005	2005
Lease obligations	$551	$(263)	$288	$(266)	$22
Termination benefits	—	—	—	—	—

Total	$551	$(263)	$288	$(266)	$22

As of December 31, 2003, the remaining 59 terminations occurred and severance of $1.6 million was paid in full. Remaining lease obligations as of December 31, 2005 consist of the Atlanta, Georgia distribution center.
Note 12—Income Taxes:
Under Generally Accepted Accounting Principals, the Company must establish valuation allowances against its deferred tax assets if it is determined that it is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that the Company’s cumulative losses in recent years represented significant negative evidence which required a full valuation allowance to be recorded. Accordingly, the Company took a non-cash charge of $11.8 million in 2005 to establish a full valuation allowance against its net deferred tax assets. The Company will continue to assess the need to record valuation allowances against any future deferred tax assets resulting from tax benefits for future losses. Approximately $162,000 of the Company’s net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock based-compensation, the resulting tax benefits will be recorded to shareholder’s equity.
The provision for (benefit from) income taxes for the years ended December 31, 2005, 2004, and 2003 consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$87	$—	$(8,718)
State	—	—	—
Foreign	48	58	71

	135	58	(8,647)
Deferred:
Federal	—	—	18,046
State	—	—	3,267

	—	—	21,313

	$135	$58	$12,666

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net deferred tax asset as of December 31, 2005 and 2004 was comprised of the following (in thousands):

	December 31,
	2005	2004
Deferred tax asset (liability):
Property and equipment	$345	$1,165
Reserves and accruals	3,052	4,357
Difference in tax and book basis of net assets, net	20,604	16,854
Net operating loss carryforward	22,467	11,829
Tax credit carryforward	—	440

Total deferred tax assets	46,468	34,645
Valuation allowance	(46,468)	(34,645)

Net deferred tax asset	$0	$0

A reconciliation of the federal statutory income tax rate to effective income tax rate follows:

	Year Ended December 31,
	2005	2004	2003
Tax at federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State taxes (net of federal tax benefit)	(3.47)%	(5.72)%	(4.33)%
Non-deductible goodwill	3.12%	0.00%	8.48%
Valuation allowance	34.30%	40.61%	61.56%
Other	1.73%	0.37%	(3.02)%

Effective tax rate	0.69%	0.26%	27.69%

The domestic and foreign components of earnings (losses) before taxes are:

	Year Ended December 31,
	2005	2004	2003
U.S.	$(15,300)	$(20,514)	$(45,319)
Non-U.S	(4,421)	(2,056)	(525)

	$(19,721)	$(22,570)	$(45,844)

At December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $51.3 million and $64.9 million, respectively, available to offset future regular and alternative minimum taxable income. The federal carryforwards will begin to expire in 2020 and the state carryforwards will begin to expire in 2013 if not utilized.
The Company has not provided for U.S. Federal income taxes on any of its foreign subsidiaries’ undistributed earnings as of December 31, 2005. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $700,000, $600,000 and $650,000 at December 31, 2005, 2004 and 2003, respectively. The Company intends to invest these earnings indefinitely in operations outside the United States.
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

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13—Segment Information:
The Company helps telecommunications operators buy and sell new and re-used equipment and provides equipment related services through our lifecycle management programs. Service and Program revenue as reported in the Consolidated Statement of Operations in the accompanying financial statements is derived from our lifecycle management programs which include: RepairPLUS – Services whereby the Company provides comprehensive repair and testing for wireless, wireline and data products (previously reported as the “Services” segment in prior years); RecoveryPLUS — Programs whereby the Company helps carriers catalog, assess and value under-utilized inventories and source necessary legacy products; and LifecyclePLUS – Programs whereby the Company provides customized operational, logistics and technical services that enable carriers to outsource elements of network operations.
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company has reviewed its operations in principally three reportable segments that meet the quantification criteria in accordance with SFAS No. 131. The segments which meet the criteria of SFAS 131 are New equipment, Re-used equipment and RepairPLUS services. All other revenue in the accompanying segment information table is derived from RecoveryPLUS and LifecyclePLUS Programs whose first revenue was recognized in 2005. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net revenue:

Equipment revenue:
New equipment	$15,565	$20,181	$28,816
Re-used equipment	51,057	66,939	90,913

Total equipment revenue	66,622	87,120	119,729

Service and program revenue:
RepairPLUS	4,844	12,914	16,838
All other	5,662	—	—

Total Service and program revenue	10,506	12,914	16,838

Total Net revenue	77,128	100,034	136,567

Gross profit:

Equipment gross profit:
New equipment	2,279	2,727	3,158
Re-used equipment	19,277	17,385	28,113

Total Equipment gross profit	21,556	20,112	31,271

Service and program gross profit:
RepairPLUS	3,112	3,435	3,540
All other	1,591	—	—

Total Service and program gross profit	4,703	3,435	3,540

Total Gross profit	26,259	23,547	34,811

Operating expenses:
Sales and marketing	25,103	22,258	26,812
General and administrative	17,801	24,435	28,349
Impairment of goodwill and intangible assets	1,760	—	25,347
Amortization of intangible assets	50	67	751
Other operating expenses	1,256	—	—

Total operating expenses	45,970	46,760	81,259

Loss from operations	(19,711)	(23,213)	(46,448)

Other income (expense), net	(10)	643	604
Loss before income taxes	(19,721)	(22,570)	(45,844)

Income tax provision	135	58	12,666

Net loss	$(19,856)	$(22,628)	$(58,510)

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net revenue information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net revenue:
United States	$56,814	$78,197	$106,546
Canada	1,295	1,894	1,907
Latin America	2,552	3,529	7,328
Europe	15,060	13,998	11,655
Asia	1,169	1,688	6,532
Africa	153	728	1,434
Other	85	—	1,165

Total	$77,128	$100,034	$136,567

During 2005, Germany and Russia represented 36.1% and 22.2% respectively, of the European sales.
Substantially all long-lived assets are maintained in the United States.
Note 14—Unaudited Quarterly Operating Results:
Selected quarterly financial data is as follows:

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
Net sales	$20,534	$18,681	$21,777	$16,136
Gross profit	7,688	6,270	7,192	5,109
Operating expense	10,837	14,054	11,519	9,560
Net loss	(3,276)	(7,931)	(4,177)	(4,472)
Net loss per share	$(0.07)	$(0.16)	$(0.08)	$(0.09)

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
Net sales	$28,388	$25,767	$22,693	$23,186
Gross profit	6,480	6,987	3,892	6,188
Operating expense	10,304	10,911	12,614	12,931
Net loss	(4,056)	(3,876)	(8,489)	(6,207)
Net loss per share	$(0.08)	$(0.08)	$(0.17)	$(0.12)
Note 15—Subsequent Event:
On January 19, 2006, the Company announced a series of operational rebalancing actions to allow for more patient growth with respect to our lifecycle management programs. In the first quarter of 2006 the Company expects to complete the elimination of 70-80 positions and to record related severance charges and make cash payments of $1.5 to $2.0 million. Also, in the first quarter of 2006 the Company expects to incur specific costs and cash payments related to consolidation of facilities and the reduction of other overhead costs. Additionally, our 2006 business plan (the “Plan”) has been revised downward in conjunction with our decision to rebalance our business.
The Company’s common stock is currently quoted on the Nasdaq National Market under the symbol “SMRA.” On October 31, 2005, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, we were provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion). As of the date of this filing we remained in non-compliance of the minimum share price rule. As of March 7, 2006 the Company filed a proxy statement in respect of a special meeting of our shareholders at which our shareholders will be asked to consider a proposal to approve a reverse stock split. The reverse stock split has been proposed to allow us to comply with the NASDAQ National Market minimum share price rules. There

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
can be no assurance that shareholder approval will be obtained. While the Company believes that the Company’s common stock would likely trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the minimum share price required under Nasdaq Marketplace Rules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Based on that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were ineffective.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment of the Company’s internal control over financial reporting, the Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005.
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to the period-end external financial reporting process including the completeness and accuracy of segment footnote disclosures, stock-based compensation footnote disclosures, the presentation of restricted cash and deferred costs in the consolidated financial statements, and the accurate determination of weighted average shares. In addition, certain account reconciliations were not performed or reviewed timely. This control deficiency resulted in audit adjustments to 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, the Company did not have effective controls over the physical inventory count process to ensure that individuals involved in the physical inventory count were properly trained and supervised and that discrepancies between quantities counted and the accounting records were properly investigated. Further, the Company did not have effective controls over the updating of accounting records to reflect the actual quantities counted during the physical inventory process. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Remediation Initiatives and Interim Measures
As discussed above, management has identified certain material weaknesses that exist in the internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by management and to enhance the overall control environment.
1.	The Company will improve its controls related to the period-end financial reporting process and adequacy of its accounting and finance department by:
•	Adding experienced staff with the commensurate knowledge, experience and training necessary to meet the Company’s requirements regarding accounting and financial reporting.

•	Increasing supervisory review of the preparation of the financial statements and related disclosures.
2.	The Company will improve its controls over its accounting for inventory by implementing the following:
•	Beginning with the first quarter of 2006, management increased its training of all personnel involved in the physical inventory process, particularly those individuals performing the data entry function.

•	The Company will implement revised written procedures for the annual physical inventory to ensure that all inventory items are appropriately identified and accounted for.

•	The Company has implemented enhanced review procedures by senior management of the reconciliation process between the quantities obtained from the physical inventory tags and the quantities obtained from the updated perpetual inventory report.

•	The Company will improve compliance with its previously established cycle counting process by instituting greater management oversight, providing additional training for cycle count personnel, mandating use of specifically designed cycle count worksheets, requiring review and approval of all cycle counts by another trained individual, and adding secondary verification that all cycle count adjustments have been entered into the Company’s inventory system.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning the directors and executive officers of the Company.
The Company’s Bylaws provide that the Board of Directors of the Company (the “Board”) is divided or “classified”, with respect to the time for which they individually hold office, into three classes (“Classes I, II and III”). Each director holds office for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected. The current term for Class I Directors will expire at the 2006 Annual Meeting of Stockholders. The current term for Class II and Class III Directors will expire at the 2007 and 2008 Annual Meetings of Stockholders, respectively.

		Class and Year in
Name	Age	Which Term Expires	Position
Barry Phelps	59	Class II, 2007	Director and Chairman of the Board
David W. Heard	37	Class I, 2006	Director, President and Chief Executive Officer
David A. Young	62	Class I, 2006	Director
Charles E. Levine	52	Class II, 2007	Director
Casimir S. Skrzypczak	64	Class III, 2008	Director
Walter G. Kortschak	46	Class III, 2008	Director
All directors hold office until their successors are elected and qualified.
Barry Phelps has served as a director of Somera since July 1999 and as Chairman of the Board since June 2003. Mr. Phelps has been the President, Performance Analysis Division, Spirent Communications, a subsidiary of Spirent PLC, (following Spirent’s acquisition of Netcom Systems) since May 2003 and had been the Chief Operating Officer and President, Broadband Division since January 2000. Prior to that, Mr. Phelps was President and Chief Executive Officer of Netcom Systems, Inc., a network performance analysis company in Calabasas, California, where he had been employed since November 1996. Before he became President and Chief Executive Officer in November 1997, Mr. Phelps served as the Vice President, Finance and Chief Financial Officer of Netcom Systems. Prior to joining Netcom Systems, from February 1992 to November 1996, Mr. Phelps served as Chairman and Chief Executive Officer of MICOM Communications Corporation, a data communications equipment company that was acquired by Nortel Networks in June 1996. Mr. Phelps holds a B.S. in mathematics from St. Lawrence University and an M.B.A. from the University of Rochester.
David W. Heard has served as a Director and President and Chief Executive Officer of Somera since May 2004. Before joining Somera, Mr. Heard was President and General Manager, Network Switching Division at Tekelec, Inc., a manufacturer of switching from June 2003 to May 2004. Prior to that, Mr. Heard was President and Chief Executive Officer at Santara Systems, Inc., a manufacturer of switching equipment, from February 2000 to June 2003, which was acquired by Tekelec, Inc. in 2003. At Lucent Technologies, a leading global manufacturer of telecommunications equipment, Mr. Heard held various positions from 1995 to 2000 in the Access Division, Wireless Network Group, and GSM Mobility Group, most recently serving as Vice President of the Access Division. Prior to that, Mr. Heard was Regional Director at AT&T Corporation, a communications company, from 1990 to 1995. Mr. Heard began his career at Chrysler Motors. Mr. Heard holds at an M.B.A. from the University of Dayton, a B.S. in Production & Operations Management from Ohio State University, and an M.S. in Management from Stanford University.
David A. Young has served as a director of Somera since November 2003. From October 2000 to May 2003, Mr. Young served as Vice President and Chief Financial Officer at Adaptec, Inc., a storage solution provider. From July 1994 to March 2000, Mr. Young served as Vice President and Chief Financial Officer at Datum, Inc., a timing and synchronization solutions company. Prior to that, Mr. Young served as Chief Executive Officer and Chief Financial Officer at Blower-Dempsey, a paper and chemical company from May 1992 to June 1994. Mr. Young also served as Vice President and Chief Financial Officer at Alpha Microsystems, a proprietary hardware and software company, from May 1990 to March 1992. Mr. Young holds a B.S. in Accounting from Indiana University.
Charles E. Levine has served as a director of Somera since October 2003. From 1997 to September 2002, Mr. Levine held various positions with Sprint PCS, a wireless communications company, most recently as President. Before joining Sprint PCS, Mr. Levine was President of Octel Link, and a Senior Vice President of Octel Services, a provider of voice systems services, from 1994 to 1996. Mr. Levine is a member of the board of directors of Viisage Technology, an advanced technology identity solutions company, At Road, Inc., a wireless applications provider, Sierra Wireless, Inc., a wireless solutions provider, and Lexar Media Inc., a digital media storage company. Mr. Levine holds a B.A. in Economics from Trinity College and an M.B.A. from the Kellogg School of Management at Northwestern University.
Casimir S. Skrzypczak has served as a director of Somera since October 2003. From October 1999 to July 2001, Mr. Skrzypczak served as a Senior Vice President at Cisco Systems, Inc., a provider of networking products and services. From July 1997 to October 1999, Mr. Skrzypczak served as Corporate Vice President and Group President of Professional Services at Telcordia Technologies, Inc., a provider of operations support systems, network software and consulting services to the telecommunications industry. Earlier, Mr. Skrzypczak was President, NYNEX Science & Technology and Vice President, Network & Technology Planning for NYNEX. Mr. Skrzypczak is a member of the board of directors of JDS Uniphase, Inc., a manufacturer of optical products for communications and industrial, commercial and consumer applications, Sirenza Microdevices Inc., a supplier of integrated circuits for the wireless and wireline telecommunications markets, ECI Telecom Ltd., a provider of telecommunications networking solutions and Webex Communications, Inc., an Internet communications services company. Mr. Skrzypczak holds a B.S. in Mechanical Engineering from Villanova University and an M.S. in Operations Research from Hofstra University.
Walter G. Kortschak has served as a director of Somera since July 1998. Mr. Kortschak is a Managing Partner and Managing Member of various entities affiliated with Summit Partners, L.P., a private equity and venture capital firm in Palo Alto, California, where he has been employed since June 1989. Summit Partners, L.P., and its affiliates manage a number of venture capital funds, including Summit Ventures V, L.P., Summit V Advisors (QP) Fund, L.P., Summit V Advisors Fund, L.P., and Summit Investors III, L.P. Mr. Kortschak is a member of the board of directors of Global Cash Access Holdings, Inc., a provider of cash products and related services to the gaming industry, and several privately help companies. Mr. Kortschak holds a B.S. in civil engineering from Oregon State University, an M.S. in civil engineering from the California Institute of Technology and an M.B.A. from the University of California, Los Angeles.
The information required by this Item relating to the executive officers is contained in Item 1 of Part I hereof.

There are no family relationships among any directors or executive officers of Somera.
Board Meetings and Committees
Somera Communications held seven (7) board meetings during fiscal 2005. The Board has three committees: Audit Committee, Human Resources Committee, and Corporate Governance and Nominating Committee. The current members of the committees are identified in the following table:

Corporate
Governance and
		Human Resources	Nominating
Director	Audit Committee	Committee	Committee
Barry Phelps	X	X
Charles E. Levine		X*	X
Walter G. Kortschak		X
Casimir Skrzypczak	X		X*
David A. Young	X*		X

* Chairperson
During 2005, each Board member attended 75% or more of the meetings held by the Board, and each committee member attended 75% or more of the meetings held by the committees on which he served.
The Somera board of directors has determined that the following directors are independent pursuant to applicable SEC rules and regulations and the rules of The Nasdaq Stock Market, Inc.: Messrs. Phelps, Levine, Kortschak, Skrzypczak and Young.
Audit Committee. The Audit Committee held eight (8) meetings during fiscal 2005. The Audit Committee is responsible for assisting the full Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial statements, financial reporting practices, systems of internal accounting and financial controls, annual independent audits of the Company’s financial statements, and such legal compliance and ethics programs as may established from time to time by the Board. The Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Company and may retain external consultants at its sole discretion. In addition, the Audit Committee approves any proposed provision of non-audit services by the Company’s independent auditors’ provision, basing their decision on whether the provision of such services is compatible with maintaining the independence of the independent auditors. The Somera board of directors has determined that each member of its Audit Committee, which is comprised solely of non-employee directors, meets the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002, The Nasdaq Stock Market, Inc. and SEC rules and regulations. Furthermore, each member of the Audit Committee satisfies the financial literacy and experience requirements of Section 10A of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, rules of The Nasdaq Stock Market, Inc., and any other applicable regulatory requirements. A copy of the Audit Committee charter, as amended to date, is available on the Company’s website at www.somera.com under “Investor Relations—Corporate Governance.”
The Somera board of directors has determined that David A. Young, Chairperson of the Audit Committee, is an “audit committee financial expert,” within the meaning of the regulations of the SEC.
Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held three (3) meetings during fiscal 2005. The Corporate Governance and Nominating Committee identifies and recommends qualified candidates for election to the Somera Board of Directors, reviews current trends and practices in corporate governance and recommends to the Board of Directors the adoption of programs and policies pertinent to the Company. The Committee also reviews any proposals made by stockholders in connection with the annual meetings of stockholders and makes recommendations to the Board of Directors for action on such proposals. In addition, the Committee reviews the composition and evaluates the performance of the Board of Directors and the committees of the Board of Directors, and reviews conflicts of interest of members of the Board of Directors and corporate officers. The charter of the Committee is available on the Company’s website at www.somera.com under “Investor Relations—Corporate Governance.” The charter of the Committee requires that all members of the Committee shall be independent directors under all applicable SEC rules and regulations and Nasdaq Stock Market rules.
In evaluating director nominees, the Corporate Governance and Nominating Committee evaluates each individual in the context of the Board of Directors as a whole, with the objective of recommending board members that will best serve our interests and the interests of our stockholders. Nominees for director are selected on the basis of, among other criteria, their:
•	experience in business, finance or management, with a particular emphasis on experience and knowledge of Somera’s industry;

•	reputation for working constructively with others;

•	wisdom, integrity, and moral character;

•	ability to make independent analytical inquiries;

•	understanding of our business and willingness to devote adequate time to board duties; and

•	absence of conflicts of interest.
Other than the foregoing, there are no stated minimum criteria for director nominees, although the Corporate Governance and Nominating Committee may also consider such other factors as it may deem are in our best interests and the best interests of our stockholders.
The Corporate Governance and Nominating Committee would consider nominees recommended by stockholders provided that the provisions in our bylaws which address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors are followed.

Stockholder Communication with the Board of Directors
In order to communicate with the Board of Directors as a whole, with non-employee directors, with a Board committee or with specific individual directors, correspondence may be directed to the Corporate Secretary at 301 S. Northpoint Drive, Coppell, Texas 75019. The Board of Directors’ policy is to have all stockholder communications compiled by the Corporate Secretary and forwarded directly to the Board, the Corporate Governance and Nominating Committee or the director(s) as indicated in the correspondence. All correspondence will be forwarded to the appropriate party. The Board of Directors reserves the right to revise this policy in the event that this process is abused, becomes unworkable or otherwise does not efficiently serve the purpose of the policy.
Stockholders who wish to recommend a candidate for nomination to the Company’s Board of Directors to the Corporate Governance and Nominating Committee may do so by writing to the Company’s Corporate Secretary at 301 S. Northpoint Drive, Coppell, Texas 75019 and providing the candidate’s name, biographical data and qualifications, including business and educational background. The Corporate Governance and Nominating Committee will evaluate any director candidates submitted by stockholders in the same manner as candidates identified by the Corporate Governance and Nominating Committee.
Corporate Governance Matters
Somera adopted a Code of Business Ethics and Conduct in February 2003 that applies to all of Somera’s employees, including its executive officers, and its directors. The Code of Business Ethics and Conduct is available on the Company’s website at www.somera.com under “Investor Relations—Corporate Governance.”
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Based solely on its review of the copies of such forms filed with the SEC, or written representations from certain reporting persons, the Company believes that, with respect to fiscal 2005, all filing requirements applicable to its officers, directors and ten percent stockholders were satisfied.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth certain information with respect to annual compensation and long-term compensation awarded during the last three fiscal years to the Company’s Chief Executive Officer, the Company’s four other most highly compensated executive officers, and the Company’s former Vice Presidents of Corporate Development, General Counsel and Secretary, Services and Marketing and Sales (collectively, the “Named Executive Officers”).
Summary Compensation Table

						Long Term
		Annual Compensation				Compensation Awards
				Other Annual		Securities
				Compensation		Underlying	Restricted		All Other
Name and Principal Position	Year	Salary	Bonus	(1)		Options	Stock		Compensation
David W. Heard	2005	$375,000	$18,750	$—		250,000	—		$2,840	(2)
President and Chief Executive Officer	2004(3)	245,192	87,500	54,625	(4)	1,250,000	—		—
Kent Coker	2005(5)	$173,077	$4,455	$50,000	(6)	300,000	—		$1,514	(2)
Chief Financial Officer and Corporate Secretary
Michael Foliano	2005	$205,000	$7,500	$—		75,000	50,000	(13)	$2,656	(2)
Vice President, Operations	2004(7)	82,788	—	54,548	(4)	250,000	—		—
Jeremy D. Rossen	2005(8)	$195,385	$7,500	$29,312	(9)	80,000	—		$2,211	(2)
Former Vice President, Corporate Development,	2004	199,615	—	—		125,000	—		—
General Counsel and Secretary	2003	169,615	—	111,229	(10)	15,000	—		—
Scott Willis	2005(11)	$132,692	$—	$—		275,000	—		$1,548	(2)
Former Senior Vice President, Global Services
Jay Hilbert	2005(12)	$214,423	$2,344	$—		375,000	—		$1,683	(2)
Former Senior Vice President, Marketing and Sales

(1)	Other compensation in the form of perquisites and other personal benefits have been omitted in those cases where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(2)	Represents the Company’s 401(k) matching contribution under the 401(k) Savings Plan adopted in February 1998.

(3)	Mr. Heard joined Somera in May 2004.

(4)	Comprised of reimbursement for relocation and/or temporary housing expenses.

(5)	Mr. Coker joined Somera in April 2005.

(6)	Comprised of consulting compensation of $50,000 earned prior to Mr. Coker’s employment with the company.

(7)	Mr. Foliano joined Somera in August 2004.

(8)	Mr. Rossen left Somera’s employment in December 2005.

(9)	Comprised of severance and vacation paid upon departure from company of $12,308 and $17,004, respectively.

(10)	Comprised primarily of commission compensation earned in Mr. Rossen’s previously held position with Somera.

(11)	Mr. Willis joined Somera in May 2005 and left Somera’s employment in January 2006.

(12)	Mr. Hilbert joined Somera in February 2005 and left Somera’s employment in January 2006.

(13)	Mr. Foliano was granted 50,000 shares of restricted stock in 2005, which vest over 4 years. These shares are available for repurchase by the Company in the event Mr. Foliano ceases to be employed by the Company.

Option Grants and Exercises
The following table sets forth information regarding stock options granted to the Named Executive Officers during fiscal year 2005. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 0%, 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company’s estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock.
Option Grants in Fiscal 2005

	Individual Grants
		Percent of
	Number of	Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates
	Underlying	Granted to	Exercise		of Stock Price Appreciation
	Options	Employees in	Price Per	Expiration	for Option Term
Name	Granted (1)	2005 (2)	Share (3)	Date	5%	10%
David W. Heard (4)	250,000	7.47%	$1.44	02/16/2015	$226,402	$573,747
Kent Coker	300,000	8.97%	$1.58	04/01/2015	298,096	755,434
Michael Foliano	75,000	2.24%	$1.34	01/06/2015	63,204	160,171
Jeremy D. Rossen	80,000	2.39%	$1.34	01/06/2015	67,418	170,849
Scott Willis	275,000	8.22%	$1.39	05/31/2015	240,395	609,208
Jay Hilbert	375,000	11.21%	$1.44	02/16/2015	339,603	860,621

(1)	Except as otherwise provided herein, twenty-five percent (25%) of the shares issuable upon exercise of options granted under the Company’s 1999 Stock Option Plan generally become vested on the first anniversary of the vesting commencement date and the balance generally vests at the rate of 1/36th of the shares for each month thereafter. A portion of each of these options will accelerate upon a change of control or termination of the optionee’s employment. See “Employment Agreements” for further descriptions of these employee benefits.

(2)	Based on the aggregate of options to purchase 3,344,500 shares of common stock granted to employees in 2005.

(3)	Options were granted at an exercise price equal to the deemed fair market value of the Company’s common stock on the date of the grant, as determined by the board.

(4)	One hundred percent (100%) of the shares issuable upon exercise of options granted under this option shall become vested on the sixth anniversary of the vesting commencement date, subject to accelerated vesting based upon Somera company performance objectives.
Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-The-Money Options at
	Acquired on	Value	December 31, 2005		December 31, 2005 (1)
Name	Exercise	Realized	Exercisable	Unexercisable (2)	Exercisable	Unexercisable
David W. Heard	—	—	395,833	1,104,167	$—	$—
Kent Coker	—	—	300,000	—	—	—
Michael Foliano	—	—	325,000	—	—	—
Jeremy D. Rossen	—	—	216,875	—	—	—
Scott Willis	—	—	275,000	—	—	—
Jay Hilbert	—	—	375,000	—	—	—

(1)	The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of the Company’s Common Stock at December 31, 2005, or $0.78 per share.

(2)	In December 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options under the 1999 Stock Option Plan having an exercise price of $1.25 per share or greater previously awarded to the Company’s employees, including certain executive officers under the Company’s equity compensation plans, except that no stock options held by any of the Company’s non-employee directors, Chief Executive Officer or consultants were subject to the acceleration.
Equity Compensation Plan Information
The following table provides information as of January 1, 2006 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (A))
Equity compensation plans approved by security holders (1)(2)	6,954,734	$2.20	7,006,807

(1)	Consists of the following equity compensation plans:

1999 Stock Option Plan and 1999 Employee Stock Purchase Plan.

(2)	The 1999 Stock Option Plan incorporates an evergreen formula pursuant to which, on the first day of each of the Company’s fiscal years, the number of shares available for future issuance under the 1999 Stock Option Plan automatically increases by the lesser of 4.0% of the total number of shares of the Company’s

Common Stock then outstanding, 2,500,000 shares of the Company’s Common Stock, or other amount as determined by the Company’s Board of Directors. The 1999 Employee Stock Purchase Plan incorporates an evergreen provision pursuant to which, on the first day of each of the Company’s fiscal years, the aggregate number of shares reserved for issuance under the plan automatically increases by that number of shares of the Company’ Common Stock required to restore the number of shares of the Company’s Common Stock to the amount initially reserved under the 1999 Employee Stock Purchase Plan.
Compensation of Directors
Somera’s employee directors are not compensated for their service as directors, except for reimbursement of reasonable expenses incurred in connection with serving as a director. Somera’s independent directors, currently including Messrs. Phelps, Levine, Kortschak , Skrzypczak, and Young, receive (i) an annual cash retainer of $25,000, which is paid in equal quarterly installments, (ii) an annual grant of a non-statutory stock option to purchase up to 15,000 shares of Somera’s common stock, and (iii) the ability to participate in Somera’s group medical coverage plan. In addition, Somera’s Chairman of the Board, Mr. Phelps receives an additional annual cash retainer of $15,000, which is paid in quarterly installments. Moreover, in the event an independent director attends regularly scheduled or special meetings of the Board or a committee of the Board in person, each independent director receives (i) $1,000 per meeting of the Board of Directors plus any reasonable expenses, (ii) $1,500 per meeting of a committee of the Board of which such independent director is a member but not chairperson plus any reasonable expenses, and (iii) $2,000 per meeting of a committee of the Board of which such independent director is the chairperson plus any reasonable expenses. In the event an independent director of the Board attends regularly scheduled or special meetings of the Board or a committee of the Board telephonically, such independent member receives sixty percent (60%) of the amount such independent director would have received if such director had attended the meeting in person.
Human Resources Committee Interlocks and Insider Participation
None of the members of the Human Resources Committee was an officer or employee of Somera. No interlocking relationship exists between any member of Somera’s Human Resources Committee and any member of any other company’s board of directors or compensation committee.
Employment Arrangements
David W. Heard. On April 20, 2004, Somera entered into an employment agreement with David W. Heard to be Somera’s President and Chief Executive Officer, effective on May 3, 2004.
Mr. Heard’s employment agreement provides for the following, effective on May 3, 2004:
•	Mr. Heard is an “at-will” employee of Somera, serving in the role as President and Chief Executive Officer.

•	Mr. Heard’s annual base salary is $375,000.

•	Mr. Heard is eligible to participate in Somera’s operating income bonus plan, up to an amount equal to $175,000, based upon Somera’s performance and profitability. In addition, on Mr. Heard’s six-month anniversary with Somera, he was entitled to receive $87,500 of this bonus.

•	Mr. Heard received (i) a stock option to purchase 1,000,000 shares of Somera’s common stock, which option will vest as to 25% of the shares subject to the option one year after the date of grant, and the balance generally vests at the rate of 1/36th of the shares subject to the option monthly thereafter so that the option will be fully vested and exercisable four years from the date of grant, and (ii) a stock option to purchase 250,000, which option will vest as to 100% of the shares subject to the option six years after the date of grant, subject to accelerated vesting based upon Somera company performance objectives. Both such options are subject to Mr. Heard’s continued service to Somera during such time period.

•	Mr. Heard was entitled to receive relocation and temporary living reimbursement, up to $5,000 per month, for a period not to exceed one year.

•	If Mr. Heard’s employment terminates as a result of “constructive termination” or other than voluntarily or for “cause,” and he signs a standard release of claims, then he will be entitled to receive severance pay in the amount of twelve months of his base salary, an amount equal to the bonus amounts earned and paid to Mr. Heard for the four quarters preceding his termination, and accelerated vesting as to 25% of the shares subject to Mr. Heard’s option to purchase 1,000,000 shares of Somera’s common stock, except as provided below. If Mr. Heard’s employment terminates as a result of “constructive termination” or other than voluntarily or for “cause,” Somera materially changes the nature of its business (other than changes approved by Mr. Heard), Mr. Heard has been employed for at least twenty-four months, and he signs a standard release of claims, then he will be entitled to receive severance pay in the amount of eighteen months of his base salary, an amount equal to the bonus amounts earned and paid to Mr. Heard for the six quarters preceding his termination and accelerated vesting as to 37.5% of the shares subject to Mr. Heard’s option to purchase 1,000,000 shares of Somera’s common stock, in lieu of the amount described in the preceding sentence.

•	If within twelve months following a “change of control” involving Somera, Mr. Heard terminates his employment as a result of a “constructive termination” or Somera or successor company terminates his employment for other than “cause,” death or disability, then 100% of the shares subject to Mr. Heard’s option to purchase 1,000,000 shares of Somera’s common stock shall immediately vest and become exercisable at such time.

•	Mr. Heard’s right to receive the severance benefits listed above shall be conditioned on his adhering to non-competition and non-solicitation provisions for the twelve-month period following any termination of his employment with Somera.
Kent Coker. On March 2, 2005, Somera entered into an employment agreement with Kent Coker to be Somera’s Senior Vice President and Chief Financial Officer, effective no later than on April 30, 2005.
Mr. Coker’s employment agreement provides for the following:
•	Mr. Coker is an “at-will” employee of Somera, serving in the role as Senior Vice President and Chief Financial Officer.

•	Mr. Coker’s annual base salary is $225,000.

•	Mr. Coker is eligible to participate in Somera’s operating income bonus plan, up to an amount equal to $90,000, based upon Somera’s performance and profitability.

•	Mr. Coker is eligible to receive (subject to the approval of Somera’s Board) a stock option to purchase 300,000 shares of Somera’s common stock, which option will vest as to 25% of the shares subject to the option one year after the date of grant, and as to 1/48th of the shares subject to the option monthly thereafter so that the option will be fully vested and exercisable four years from the date of grant, subject to Mr. Coker’s continued service to Somera during such time period.

•	If Mr. Coker’s employment terminates as a result of “constructive termination” or other than voluntarily or for “cause,” (and he signs a standard release of claims), then he will be entitled to receive severance pay in the amount of six months of his base salary.

•	If within twelve months following a “change of control” involving Somera, Mr. Coker terminates his employment as a result of a “constructive termination” or Somera or successor company terminates his employment for other than “cause,” death or disability, then 50% of the shares subject to any unvested options granted to him shall immediately vest and become exercisable at such time.

•	Mr. Coker’s right to receive the severance benefits listed above shall be conditioned on his adhering to non-competition and non-solicitation provisions for the twelve-month period following any termination of his employment with Somera.
Michael Foliano. On August 2, 2004, Somera entered into an employment agreement with Michael Foliano to be Somera’s Vice President of Operations.
Mr. Foliano’s employment agreement, and subsequent amendments, thereto provides for the following:
•	Mr. Foliano is an “at-will” employee of Somera, serving in the role as Vice President of Operations.

•	Mr. Foliano’s annual base salary is $205,000.

•	Mr. Foliano is eligible to participate in Somera’s operating income bonus plan, up to an amount equal to $100,000, based upon Somera’s performance and profitability.

•	Mr. Foliano received a stock option to purchase 250,000 shares of Somera’s common stock, which option will vest as to 25% of the shares subject to the option one year after the date of grant, and as to 1/48th of the shares subject to the option monthly thereafter so that the option will be fully vested and exercisable four years from the date of grant, subject to Mr. Foliano’s continued service to Somera during such time period.

•	If Mr. Foliano’s employment terminates as a result of “constructive termination” or other than voluntarily or for “cause,” (and he signs a standard release of claims), then he will be entitled to receive severance pay in the amount of six months of his base salary and an amount equal to the bonus amounts earned and paid to Mr. Foliano for the two quarters preceding his termination.

•	Mr. Foliano was entitled to receive relocation and temporary living reimbursement.

•	If within twelve months following a “change of control” involving Somera, Mr. Foliano terminates his employment as a result of a “constructive termination” or Somera or successor company terminates his employment for other than “cause,” death or disability, then 25% of the shares subject to any unvested options granted to him shall immediately vest and become exercisable at such time.

•	Mr. Foliano’s right to receive the severance benefits listed above shall be conditioned on his adhering to non-competition and non-solicitation provisions for the twelve-month period following any termination of his employment with Somera.
Termination of Certain Employment Arrangements in Fiscal 2005
Jay Hilbert. Mr. Jay Hilbert entered into an employment agreement and commenced his employment with Somera on February 16, 2005.
Mr. Hilbert’s employment agreement provided for the following:
•	Mr. Hilbert was an “at-will” employee of Somera, serving in the role as Senior Vice President, Marketing and Sales.

•	Mr. Hilbert’s annual base salary was $250,000.

•	Mr. Hilbert was eligible to receive an annual bonus of up to $200,000 based upon the performance of Mr. Hilbert’s marketing and sales organization, and eligible to participate in Somera’s operating income bonus plan, up to an amount equal to $62,500, based upon Somera’s performance and profitability.

•	Mr. Hilbert received a stock option to purchase 375,000 shares of Somera’s common stock, which option will vest as to 25% of the shares subject to the option one year after the date of grant, and as to 1/48th of the shares subject to the option monthly thereafter so that the option will be fully vested and exercisable four years from the date of grant, subject to Mr. Hilbert’s continued service to Somera during such time period.

•	If Mr. Hilbert’s employment terminated as a result of “constructive termination” or other than voluntarily or for “cause,” (and he signs a standard release of claims), then he would be entitled to receive severance pay in the amount of six months of his base salary.

•	If within twelve months following a “change of control” involving Somera, Mr. Hilbert terminates his employment as a result of a “constructive termination” or Somera or successor company terminates his employment for other than “cause,” death or disability, then 50% of the shares subject to any unvested options granted to him shall immediately vest and become exercisable at such time.

•	Mr. Hilbert’s right to receive the severance benefits listed above shall be conditioned on his adhering to non-competition and non-solicitation provisions for the twelve-month period following any termination of his employment with Somera.

On January 24, 2006, Mr. Hilbert and Somera entered into a Separation Agreement whereby Mr. Hilbert’s employment terminated as of January 24, 2006. Somera agreed to pay Mr. Hilbert severance in accordance with his employment agreement. Additionally, on January 24, 2006, Mr. Hilbert and Somera entered into an Advisory Board Consultancy Agreement whereby Mr. Hilbert became a member of the Company’s advisory board. In consideration for the services provided, the stock options previously awarded to Mr. Hilbert will remain outstanding and continue to vest under the terms of the Company’s 1999 Stock Plan. The term of the Advisory Board Consultancy Agreement is for one year, unless terminated earlier.
Scott Willis. Mr. Willis entered into an employment agreement and commenced his employment with Somera on May 31, 2005.
Mr. Willis’ employment agreement, and subsequent amendments thereto, provided for the following:
•	Mr. Willis was an “at-will” employee of Somera, serving in the role as Senior Vice President of Services.

•	Mr. Willis’ annual base salary was $230,000.

•	Mr. Willis was eligible to participate in Somera’s operating income bonus plan, up to an amount equal to $115,000, based upon Somera’s performance and profitability.

•	Mr. Willis received an additional stock option to purchase 275,000 shares of Somera’s common stock, which option will vest as to 25% of the shares subject to the option one year after the date of grant, and as to 1/48th of the shares subject to the option monthly thereafter so that the option will be fully vested and exercisable four years from the date of grant, subject to Mr. Willis’s continued service to Somera during such time period.

•	If Mr. Willis’s employment terminated as a result of “constructive termination” or other than voluntarily or for “cause,” (and he signs a standard release of claims), then he would be entitled to receive severance pay in the amount of six months of his base salary.

•	If within twelve months following a “change of control” involving Somera, Mr. Willis terminates his employment as a result of a “constructive termination” or Somera or successor company terminates his employment for other than “cause,” death or disability, then 50% of the shares subject to any unvested options granted to him shall immediately vest and become exercisable at such time.

•	Mr. Willis’s right to receive the severance benefits listed above shall be conditioned on his adhering to non-competition and non-solicitation provisions for the twelve-month period following any termination of his employment with Somera.
On January 24, 2006, Mr. Willis and Somera entered into a Separation Agreement whereby Mr. Willis’ employment terminated as of January 24, 2006. Somera agreed to pay Mr. Willis severance in accordance with his employment agreement. Additionally, on January 24, 2006, Mr. Willis and Somera entered into an Advisory Board Consultancy Agreement whereby Mr. Willis became a member of the Company’s advisory board. In consideration for the services provided, the stock options previously awarded to Mr. Willis will remain outstanding and continue to vest under the terms of the Company’s 1999 Stock Plan. The term of the Advisory Board Consultancy Agreement is for one year, unless terminated earlier.
Jeremy D. Rossen. Mr. Rossen entered into an employment agreement on April 2, 2004, which agreement was deemed effective as of March 22, 2004.
Mr. Rossen’s employment agreement, and subsequent amendments thereto, provided for the following:
•	Mr. Rossen was an “at-will” employee of Somera, serving in the role as Vice President and General Counsel.

•	Mr. Rossen’s annual base salary was $200,000.

•	Mr. Rossen was eligible to participate in Somera’s operating income bonus plan, up to an amount equal to $100,000, based upon Somera’s performance and profitability.

•	Mr. Rossen received an additional stock option to purchase 125,000 shares of Somera’s common stock, which option will vest as to 25% of the shares subject to the option one year after the date of grant, and as to 1/48th of the shares subject to the option monthly thereafter so that the option will be fully vested and exercisable four years from the date of grant, subject to Mr. Rossen’s continued service to Somera during such time period.

•	If Mr. Rossen’s employment terminated as a result of “constructive termination” or other than voluntarily or for “cause,” (and he signs a standard release of claims), then he would be entitled to receive severance pay in the amount of six months of his base salary and an amount equal to the bonus amounts earned and paid to Mr. Rossen for the two quarters preceding his termination.

•	If within twelve months following a “change of control” involving Somera, Mr. Rossen terminates his employment as a result of a “constructive termination” or Somera or successor company terminates his employment for other than “cause,” death or disability, then 25% of the shares subject to any unvested options granted to him shall immediately vest and become exercisable at such time.

•	Mr. Rossen’s right to receive the severance benefits listed above shall be conditioned on his adhering to non-competition and non-solicitation provisions for the twelve-month period following any termination of his employment with Somera.
On December 1, 2005, Mr. Rossen and Somera entered into a Severance Agreement and Release of Claims whereby Mr. Rossen’s employment terminated as of December 1, 2005. Somera agreed to pay Mr. Rossen severance in accordance with the terms of his employment agreement.
Human Resources Committee. The Human Resources Committee (formerly called the Compensation Committee) held three (3) meetings during fiscal 2005. The Human Resources Committee of the Board of Directors is responsible for ensuring that the Company adopts and maintains responsible and responsive compensation programs for its employees, officers and directors. The Human Resources Committee is also responsible for administering certain other compensation programs for such individuals. The Human Resources Committee Chairperson reports on the Human Resources Committee’s actions and recommendations at Board meetings. In addition, the Human Resources Committee has the authority to engage the services of outside advisors, experts and others to provide assistance as needed. The Human Resources Committee is composed solely of non-employee directors, as such term is defined in Rule 16b-3 under the Securities and Exchange Act of 1934, as amended, each of whom must at all times meet all other applicable federal securities and NASDAQ listing requirements to qualify as an independent director. The charter of the

Committee is available on the Company’s website at www.somera.com under “Investor Relations—Corporate Governance.”
Report of the Human Resources Committee of the Board of Directors
The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Somera specifically incorporates it by reference in such filing.
The Human Resources Committee of the Board of Directors is responsible for ensuring that Somera adopts and maintains responsible and responsive compensation programs for its employees, officers and directors. In furtherance of this task, the Human Resources Committee has the obligation to ensure that (a) Somera’s compensation policies (including its wage and salary levels, equity programs, and health and benefit plans) are competitive and designed to attract and retain the most qualified employees, officers and directors, (b) all components of compensation (including wage and salary levels, equity programs, and health and benefit plans) are aligned to actual performance and results, and (c) Somera properly and fully performs all of its public disclosure obligations with respect to its compensation programs and director and executive officer compensation. The Human Resources Committee is also responsible for administering certain other compensation programs for such individuals. The Human Resources Committee Chairperson reports on the Human Resources Committee’s actions and recommendations at Board meetings. Somera’s Human Resources department supports the work of the Human Resources Committee. In addition, the Human Resources Committee has the authority to engage the services of outside advisors, experts and others to provide assistance as needed. The Human Resources Committee is comprised solely of non-employee directors, as such term is defined in Rule 16b-3 under the Securities and Exchange Act of 1934, as amended, each of whom must at all times meet all other applicable federal securities and Nasdaq National Market listing requirements to qualify as an independent director.
Compensation Philosophy
Somera operates in the competitive and rapidly changing environment of high technology businesses. The Human Resources Committee seeks to establish compensation policies that allow Somera flexibility to respond to changes in its business environment. Somera’s compensation philosophy is based on the belief that achievement in this environment is enhanced by the coordinated efforts of all individuals working toward common objectives. The goals of Somera’s compensation program are to align compensation with Somera’s business objectives and performance, to foster teamwork and to enable Somera to attract, retain and reward employees who contribute to Somera’s long-term success.
Compensation Components
The fundamental policy of the Human Resources Committee is to provide Somera’s chief executive officer and other executive officers with competitive compensation opportunities based upon their contribution to the financial success of Somera and their personal performance. It is the Human Resources Committee’s objective to have a substantial portion of each officer’s compensation contingent upon Somera’s performance as well as upon his or her own level of performance. Accordingly, the compensation package for the chief executive officer and other executive officers is comprised of three elements: (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to Somera’s achievement of financial performance targets and personal performance, and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and Somera’s stockholders.
Several of the more important factors which the Human Resources Committee considered in establishing the components of each executive officer’s compensation package for the 2006 fiscal year are summarized below. Additional factors were also taken into account, and the Human Resources Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for current and future fiscal years.
Base Salary. The salaries of the executive officers, including the Chief Executive Officer, are determined annually by the Human Resources Committee with reference to surveys of salaries paid to executives with similar responsibilities at comparable companies, generally in the high technology industry. The peer group for each executive officer is composed of executives whose responsibilities are similar in scope and content. Somera seeks to set executive compensation levels that are competitive with the average levels of peer group compensation.
Variable Compensation. Each year Somera establishes an Executive Incentive Compensation Plan. Awards under the plan are tied to the financial performance of Somera as a whole and, for certain executives, the financial performance of a division or geographic region.
Long-Term Compensation. Long-term incentives are provided through stock option grants. Stock options awards are designed to align the interests of executives with the long-term interests of the stockholders. The Human Resources Committee approves option grants subject to vesting periods (usually 36 to 48 months) to retain executives and encourage sustained contributions. The exercise price at which options are granted is not less than the closing market price of the common stock on the date of grant. These options will acquire value only to the extent that the price of Somera’s Common Stock increases relative to the market price at the date of grant.
Chief Executive Officer’s Compensation
Each of Mr. Heard’s, Mr. Coker’s and Mr. Foliano’s compensation for 2005 was determined by the Human Resources Committee based on their assessment of the current market and compensation for an executive of their level of experience and expertise, with consideration for past performance and anticipated future contribution.
HUMAN RESOURCES COMMITTEE OF THE
BOARD OF DIRECTORS
Charles E. Levine (Chairperson)
Barry Phelps
Walter G. Kortschak

STOCK PERFORMANCE GRAPH
Stockholder Return Comparison
The graph below compares the cumulative total return on the Company’s Common Stock for the period commencing December 31, 1999 and ending December 31, 2005 compared to the NASDAQ Composite Index and NASDAQ Telecommunications Index. The graph assumes that $100 was invested on December 31, 1999. Historic stock price performance should not be considered indicative of future stock price performance.
Comparison of Cumulative Total Return Among Somera Communications, Inc.,
The NASDAQ Composite Index, and NASDAQ Telecommunications Index

		NASDAQ Composite	NASDAQ
Measurement Period	Somera	Index	Telecommunications Index
12/31/99	100	100	100
3/31/00	98	112	109
6/30/00	109	97	86
9/30/00	76	90	72
12/31/00	70	61	46
3/31/01	36	45	32
6/30/01	58	53	31
9/30/01	35	37	20
12/31/01	61	48	23
3/31/02	59	45	17
6/30/02	57	36	10
9/30/02	16	29	9
12/31/02	22	33	11
3/31/03	7	33	12
6/30/03	12	40	14
9/30/03	15	44	15
12/31/03	13	49	18
3/31/04	12	49	18
6/30/04	13	50	18
9/30/04	11	47	17
12/31/04	10	53	20
03/31/05	13	49	18
06/30/05	13	51	18
09/30/05	8	53	19
12/31/05	6	54	18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to Securities Authorized for Issuance Under Equity Compensation Plans is set forth in Item 11 “Executive Compensation.”
Beneficial Ownership of Voting Stock
The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 1, 2006 (or such other date as otherwise indicated in the footnotes below), (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director, (iii) by each of the current and former officers for whom we are required to provide information, and (iv) by all current directors and executive officers as a group.

	Number of Shares of	Percentage of
	Common Stock	Common
Name and Address of	Beneficially Owned	Stock Outstanding
Beneficial Owner	(1)	(2)
5% Stockholders
Summit Funds (3)	12,082,333	24.00%
c/o Summit Partners 499 Hamilton Avenue, Suite 200 Palo Alto, CA 94301
B. Riley Funds (4)	4,879,953	9.69%
11100 Santa Monica Blvd., Suite 800 Los Angeles, CA 90025
Gryphon Funds (5)	4,408,805	8.76%
100 Crescent Court, Suite 490 Dallas, TX 75201
Lloyd I. Miller, III (6)	3,518,528	6.99%
4550 Gordon Drive Naples, Fl 34102
Saranac Capital Management (7)	3,388,100	6.73%
31 West 52nd Street New York, NY 10019
FMR Corp. (8)	2,560,015	5.09%
82 Devonshire Street Boston, MA 02109

Other Directors and Named Executive Officers
David W. Heard (9)	541,666	*
Kent Coker (10)	300,000	*
Michael Foliano (11)	375,000	*
Jay Hilbert (12)	375,000	*
Scott Willis (13)	275,000	*
Jeremy D. Rossen (14)	1	*
Walter G. Kortschak (15)	7,188	*
c/o Summit Partners 499 Hamilton Avenue, Suite 200 Palo Alto, CA 94301
Casimir S. Skrzypczak (16)	52,708	*
David A. Young (17)	52,708	*
Barry Phelps (18)	172,814	*
Charles E. Levine (19)	52,708	*

All directors and executive officers as a group (10 persons)(1)	2,204,793	4.38%

*	Less than 1%.

(1)	The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to the knowledge of the Company based upon information provided by such persons, each person listed above has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares listed. For purposes of this table, each person is deemed to beneficially own any shares subject to stock options, warrants or other securities convertible into Common Stock, held by such person which are currently exercisable (or convertible) within 60 days after March 1, 2006. Unless otherwise indicated, the address of each beneficial owner is c/o Somera Communications, Inc., 301 S. Northpoint Drive, Coppell, Texas 75019.

(2)	As of March 1, 2006, on which date there were a total of 50,340,530 shares of Common Stock outstanding.

(3)	Includes 11,082,581 shares of Common Stock owned by Summit Ventures V, L.P., 635,075 shares of Common Stock owned by Summit V Advisors Fund (QP), L.P., 194,075 shares of Common Stock owned by Summit V Advisors Fund, L.P. and 170,602 shares of Common Stock owned by Summit Investors III, L.P.

(4)	Includes 4,879,953 shares of Common Stock owned by B. Riley Co., Inc. and its affiliates, including Riley Investment Management LLC and SACC Partners LP.

(5)	Based on Schedule 13G filed with the SEC on February 14, 2006. The schedule discloses 4,408,805 shares of Common Stock over which Gryphon Master Fund, L.P., Gryphon Partners, L.P., Gryphon Management Partners, L.P., Gryphon Advisors, L.L.C. and E.B. Lyon, IV have shared voting and dispositive power.

(6)	Based on Schedule 13G filed with the SEC on February 2, 2006. Mr. Miller has sole dispositive power with respect to 1,708,907 shares of Common Stock as the manager of a limited liability company that is the general partner of a certain general partnership and shared dispositive power with respect to 1,809,621 shares of Common Stock as an investment advisor to the trustee of a certain family trust and the trustee to a certain grantor retained annuity trust.

(7)	Based on Schedule 13G filed with the SEC on February 14, 2006. The schedule discloses 3,388,100 shares of Common Stock over which Mr. Ross Margolis may be deemed to have investment discretion over as the managing member of Saranac Management GP LLC, which is the general partner of Saranac Capital Management LP.

(8)	Based on Schedule 13G filed with the SEC on February 14, 2006. The schedule discloses that FMR Corp, Fidelity Research & Management Company and Fidelity Low Priced Stock Fund beneficially own 2,560,015 shares of Common Stock.

(9)	Includes 541,666 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006.

(10)	Includes 300,000 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006.

(11)	Includes 325,000 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006 and 37,500 shares which are subject to the Company’s right of repurchase.

(12)	Includes 375,000 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006. Mr. Hilbert ceased to be employed by the Company as of January 24, 2006, but continues to provide the Company consulting services and currently serves on the Company’s Advisory Board.

(13)	Includes 275,000 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006. Mr. Willis ceased to be employed by the Company as of January 24, 2006, but continues to provide the Company consulting services and currently serves on the Company’s Advisory Board.

(14)	Mr. Rossen’s employment as Vice President and General Counsel of the Company terminated effective December 1, 2005.

(15)	Mr. Kortschak, one of our directors, is a member of Summit Partners, LLC, which is the general partner of Summit Partners, V, which is the general partner of each of Summit Ventures V, Summit V Advisors Fund (QP), and Summit V Advisors Fund. Mr. Kortschak is also a general partner of Summit Investors III. Summit Partners, LLC, through an investment committee, has voting and dispositive power with respect to the shares owned by the Summit funds. Mr. Kortschak does not have voting or dispositive power with respect to the shares owned by the Summit funds and disclaims beneficial ownership of these shares. Includes 7,188 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006.

(16)	Includes 6,562 shares which are subject to the Company’s right of repurchase. Also includes 37,708 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006.

(17)	Includes 6,562 shares which are subject to the Company’s right of repurchase. Also includes 37,708 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006.

(18)	Includes 6,562 shares which are subject to the Company’s right of repurchase. Also includes 157,500 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006. Also includes 314 shares held by the Phelps Family Trust over which Mr. Phelps has voting and dispositive power.

(19)	Includes 6,562 shares which are subject to the Company’s right of repurchase. Also includes 37,708 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We have entered into severance agreements with our executive officers. See “Item 11. Executive Compensation – Termination of Certain Employment Arrangements in Fiscal 2005.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Board of Directors has selected PricewaterhouseCoopers LLP, independent registered public accounting firm to audit the financial statements of the Company for the 2005 fiscal year. This appointment is being presented to the stockholders for ratification at the Annual Meeting. If the stockholders reject the appointment, the Board will reconsider its selection. PricewaterhouseCoopers LLP has audited the Company’s financial statements since the Company’s inception.
Fees billed or expected to be billed to the Company by PricewaterhouseCoopers LLP for services rendered in Fiscal 2005 and 2004:

Fee Type	2005	2004
Audit Fees(1)	$1,117,250	$1,320,799
Audit related fees	—	—
Tax Fees	—	—
All Other Fees(2)	268,928	—

Total(3)	$1,368,178	$1,320,799

(1)	Includes fees associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	All Other Fees in 2005 primarily relate to audit, analysis and due diligence associated with a prospective acquisition the Company chose not to complete. The Audit Committee pre-approved the provision by PricewaterhouseCoopers LLP of these other non-audit related services provided to the Company.

(3)	Actual amounts, which differ from estimated amounts in prior reports.
In accordance with the Audit Committee charter, the Audit Committee has established policies and procedures by which it approves in advance any audit and permissible related services to be provided by Somera’s independent registered public accounting firm.
Report of the Audit Committee of the Board of Directors
The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Somera specifically incorporates it by reference in such filing.
The Audit Committee of the Board of Directors is responsible for assisting the full Board of Directors in fulfilling its oversight responsibilities relative to Somera’s financial statements, financial reporting practices, systems of internal accounting and financial controls, annual independent audits of Somera’s financial statements, and such legal and ethics programs as may be established from time to time by the Board. The Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of Somera and may retain external consultants at its sole discretion. The Audit Committee is composed solely of non-employee directors, as such term is defined in Rule 16b-3 under the Securities and Exchange Act of 1934, as amended, all of whom shall satisfy the independence, financial literacy and experience requirements of Section 10A of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, rules applicable to NASDAQ-listed issuers, and any other regulatory requirements. All members of the Audit Committee are required to have a working knowledge of basic finance and accounting, and at all times at least one member of the Audit Committee qualifies as a “financial expert” as defined by the Sarbanes-Oxley Act of 2002.
The following is the Report of the Audit Committee with respect to Somera’s audited financial statements for the fiscal year ended January 1, 2006, which includes the consolidated balance sheets of the Company as of January 1, 2006 and January 2, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended January 1, 2006, and the notes thereto.
Review with Management
The Audit Committee has reviewed and discussed Somera’s audited financial statements with management.
Review and Discussions with Independent Auditors
The Audit Committee has discussed with PricewaterhouseCoopers LLP, independent registered public accounting firm, Somera’s independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Accounting Standards) which includes, among other items, matters related to the conduct of the audit of Somera’s financial statements.
The Audit Committee has also received written disclosures and the letter from PricewaterhouseCoopers LLP independent registered public accounting firm, required by Independence Standards Board Standard No. 1 (which relates to the auditors’ independence from the Company and its related entities) and has discussed with PricewaterhouseCoopers LLP its independence from Somera.
AUDIT COMMITTEE OF THE
BOARD OF DIRECTORS
David A. Young (Chairperson)
Barry Phelps
Casimir Skrzpczak

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:
1. Financial Statements and Financial Statement Schedules.
2. List of Financial Statement Schedules.
     II. Valuation and Qualifying Accounts and Reserves.
3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Exhibit Title
3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

10.1(a)	Form of Indemnification Agreement between Somera Communications, Inc. and each of its directors and officers.

10.2(a)	1999 Stock Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.3(a)	1999 Employee Stock Purchase Plan (as adopted September 3, 1999).

10.4(a)	1999 Director Option Plan and form of agreements thereunder (as adopted September 3, 1999).

10.6(b)	Second Amendment to Sublease, dated January 31, 2001, between GRC International, Inc. and Somera Communications.

10.7(a)	Form of Registration Agreement, between Somera Communications, Inc., and certain of its stockholders.

10.8(b)	Lease, dated November 1, 2000 through October 31, 2005, between Somera Communications BV i.o. and Stena Realty BV.

10.10(d)	Lease Agreement, dated July 10, 2000, between Endicott Company, LLC and Somera Communications, Inc.

10.11(e)	First Amendment, dated January 28, 2003 and Original Lease Agreement, dated November 2, 2002, between Somera Communications, Inc. and Amberpoint at Coppell LLC.

10.12(e)	Termination of Employment Agreement between Somera Communications, Inc. and Dan Firestone, dated March 10, 2003.

10.13(f)	Employment Agreement between Somera Communications, Inc. and Kerry Zan Moore, dated April 2, 2004.

10.14(f)	Executive Employment Agreement between Somera Communications, Inc. and Jeremy D. Rossen, dated April 2, 2004.

10.15(f)	Executive Employment Agreement between Somera Communications, Inc. and David Heard, dated April 20, 2004.

10.16(g)	Executive Employment Agreement between Somera Communications, Inc. and Michael Foliano, dated August 2, 2004.

10.17(h)	Transition Agreement between Somera Communications, Inc. and C. Stephen Cordial, dated September 14, 2004.

10.18(i)	Transition Agreement and General Release by and between Glenn O’Brien and Somera Communications, Inc., dated November 8, 2004.

10.19(j)	Sublease Agreement by and between Somera Communications, Inc., QAD Inc. and The Wright Family C Limited Partnership for the premises located at 6410 Via Real, Suite C & D, Carpenteria, California, dated as of December 2, 2004.

10.20(k)	Employment Agreement between Somera Communications Sales, Inc. and Jay Hilbert, dated February 16, 2005.

10.21(l)	Employment Agreement between Somera Communications Sales, Inc. and Kent Coker, dated March 2, 2005, as amended March 14, 2005.

10.22(m)	Employment Agreement between Somera Communications Sales, Inc. and Scott Willis dated May 31, 2005.

10.23(n)	Severance Agreement and Release of All Claims by and between Somera Communications, Inc. and Jeremy Rossen, dated November 15, 2005.

10.24(o)	1999 Stock Option Plan, as amended December 23, 2005.

21.1	List of Subsidiaries of Somera Communications, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit
Number	Exhibit Title
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).

(b)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 29, 2001.

(d)	Incorporated by reference to the Company’s Report on Form 10-K, filed on March 18, 2002.

(e)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on May 15, 2003.

(f)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on April 28, 2004

(g)	Incorporated by reference to the Company’s Report on Form 10-Q, filed on August 9, 2004

(h)	Incorporated by reference to the Company’s Report on Form 8-K, filed on September 16, 2004

(i)	Incorporated by reference to the Company’s Report on Form 8-K, filed on November 8, 2004

(j)	Incorporated by reference to the Company’s Report on Form 8-K, filed on December 8, 2004

(k)	Incorporated by reference to the Company’s Report on Form 8-K, filed on February 17, 2005.

(l)	Incorporated by reference to the Company’s Report on Form 8-K, filed on March 3, 2005.

(m)	Incorporated by reference to the Company’s Report on Form 8-K filed on June 3, 2005.

(n)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 16, 2005

(o)	Incorporated by reference to the Company’s Report on Form 8-K filed on December 30, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2006.

SOMERA COMMUNICATIONS, INC.
By:	/s/ David W. Heard
(David W. Heard
President and Chief Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally Kent Coker and David W. Heard, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 2006:

Signature	Title

/s/ David W. Heard (David W. Heard)	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Kent Coker (Kent Coker)	Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ Barry Phelps (Barry Phelps)	Chairman of the Board

/s/ Walter G. Kortschak (Walter G. Kortschak)	Director

/s/ Charles E. Levine (Charles E. Levine)	Director

/s/ Casimir Skrzypczak (Casimir Skrzypczak)	Director

/s/ David A. Young (David A. Young)	Director

Valuation and Qualifying Accounts and Reserves
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
Year ended December 31, 2003
Allowance for sales returns	$0	$351	$0	$351
Allowance for warranty obligations	990	1,617	1,692	915
Allowance for doubtful accounts	692	1,221	970	943
Allowance for excess and obsolete inventory	14,499	6,615	17,410	3,704
Income Tax Valuation Allowance	0	25,498	0	25,498
Year ended December 31, 2004
Allowance for sales returns	$351	$372	$0	$723
Allowance for warranty obligations	915	2,132	1,919	1,128
Allowance for doubtful accounts	943	568	937	574
Allowance for excess and obsolete inventory	3,704	4,760	2,871	5,593
Income Tax Valuation Allowance	25,498	9,147	0	34,645
Year ended December 31, 2005
Allowance for sales returns	$723	$202	$470	$455
Allowance for warranty obligations	1,128	443	1,093	478
Allowance for doubtful accounts	574	665	796	443
Allowance for excess and obsolete inventory	5,593	2,394	3,329	4,658
Income Tax Valuation Allowance	34,645	11,823	0	46,468