Form 10-Q
period 2006-03-31
SOMERA COMMUNICATIONS INC
filed 2006-05-10
CIK 1094243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2006

Common Stock, $0.001 par value	5,034,033

SOMERA COMMUNICATIONS, INC.

Table of Contents
PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
SOMERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,530	$6,508
Restricted cash — short-term	221	105
Short-term investments	9,900	11,200
Accounts receivable, net of allowance for doubtful accounts of $486 and $443 at March 31, 2006 and December 31, 2005, respectively	10,453	13,773
Inventories, net	11,656	15,157
Deferred cost	1,494	1,802
Other current assets	1,236	1,410

Total current assets	40,490	49,955
Property and equipment, net	3,312	3,834
Other assets	3,665	3,899
Restricted cash — long-term	500	500

Total assets	$47,967	$58,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,947	$14,865
Accrued compensation	1,967	1,701
Other accrued liabilities	3,155	4,123
Current restructuring costs	940	—
Deferred revenue	3,079	3,232
Income taxes payable	4,940	4,876

Total current liabilities	24,028	28,797

Non-current restructuring costs	379	—

Total liabilities	24,407	28,797

Commitments (Note 6)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares issued and outstanding: 5,034 and 5,028 at March 31, 2006 and December 31, 2005, respectively)	5	5
Additional paid-in capital	75,247	75,198
Unearned share-based compensation	—	(120)
Accumulated other comprehensive income	164	274
Accumulated deficit	(51,856)	(45,966)

Total stockholders’ equity	23,560	29,391

Total liabilities and stockholders’ equity	$47,967	$58,188

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Equipment revenue	$11,198	$18,804
Service and program revenue	3,852	1,730

Total revenues	15,050	20,534

Cost of revenues:
Equipment cost of revenue	8,487	11,966
Service and program cost of revenue	2,116	880

Total cost of revenues	10,603	12,846

Gross profit	4,447	7,688

Operating expenses:
Sales and marketing	5,065	5,830
General and administrative	3,249	4,990
Restructuring costs and other	2,235	—
Amortization of intangible assets	—	17

Total operating expenses	10,549	10,837

Loss from operations	(6,102)	(3,149)
Other income (expense), net	285	(114)

Loss before income taxes	(5,817)	(3,263)
Income tax provision	73	13

Net loss	(5,890)	(3,276)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(129)	105
Unrealized gain (loss) on investments	19	(18)

Comprehensive loss	$(6,000)	$(3,189)

Net loss per share: basic and diluted	$(1.17)	$(0.66)

Weighted average shares: basic and diluted	5,031	4,994

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,890)	$(3,276)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	685	729
Provision for doubtful accounts	90	248
Provision for excess and obsolete inventories, sales returns and warranty obligations	1,702	506
Amortization of share-based compensation	132	21
Restructuring costs and other	1,459	—
(Gain)loss on disposal of assets	22	(219)
Foreign exchange loss (gain)	(147)	318
Changes in operating assets and liabilities:
Accounts receivable	3,128	(900)
Inventories	1,952	(2,552)
Other current assets	290	(591)
Deferred cost	258	442
Accounts payable	(4,933)	1,458
Accrued compensation	263	247
Other accrued liabilities	(937)	(1,246)
Income tax payable	65	32
Deferred revenue	(167)	(259)

Net cash used in operating activities	(2,028)	(5,042)

Cash flows from investing activities:
Purchase of other long term assets	(12)	—
Acquisition of property and equipment	(120)	(719)
Proceeds from disposal of property and equipment	—	273
Purchase of short-term investments	(2,000)	(12,933)
Sale of short-term investments	3,319	16,781
Increase in restricted cash	(116)	—

Net cash provided by investing activities	1,071	3,402

Cash flows from financing activities:
Proceeds from stock options exercises	—	144
Proceeds from employee stock purchase plan	37	95

Net cash provided by financing activities	37	239

Net decrease in cash and cash equivalents	(920)	(1,401)
Effect of exchange rate changes on cash and cash equivalents	(58)	50

Cash and cash equivalents, beginning of period	6,508	7,654

Cash and cash equivalents, end of period	$5,530	$6,303

The accompanying notes are an integral part of these consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1—Formation of the Company and Basis of Presentation:
Somera Communications, Inc. (“Somera” or “the Company”) was formed in August 1999 and is incorporated under the laws of the State of Delaware. The predecessor company was Somera Communications, LLC, which was formed in California in July 1995. In November 1999, the Company raised approximately $107 million in net proceeds from its initial public offering. Since that time, the Company’s common stock has traded on the Nasdaq National market under the symbol SMRA and SMRAD, for a period of 20 days following the Company’s reverse stock split.
The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. The first quarter of 2006 and 2005 each consisted of 13-weeks.
These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (the “2005 Form 10-K”), filed with the Securities and Exchange Commission. Although the accompanying interim consolidated financial statements of the Company are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected therein. Operating revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for any other interim period or for the entire year. The Company has not materially changed its significant accounting policies from those disclosed in the 2005 Form 10-K except for the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective January 1, 2006, as discussed in Note 3 – “Share-based Compensation.”
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. As shown in the consolidated financial statements of the 2005 Form 10-K and the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
On January 19, 2006, the Company announced a series of operational restructuring actions to allow for more patient growth with respect to the Company’s lifecycle management programs. In the first quarter of 2006 the Company completed the elimination of 66 positions, consolidated certain facilities and reduced other overhead costs. As a result, the Company’s 2006 business plan (the “Plan”) has been revised downward in conjunction with the decision to rebalance the Company’s business. The goal of the Company’s rebalancing effort is to reduce costs so that the Company achieves quarterly break-even at revenue levels of $16-$18 million per quarter. The Plan contains aggressive cost reduction targets based upon the planned rebalancing efforts. There can be no assurance that these cost reduction targets or revenue levels will be achieved, which could result in the Company’s continued operating losses, and consumption of working capital and cash and short-term investment balances. See Note 4 – “Restructuring Costs and Other.”
At March 31, 2006 and December 31, 2005, the Company had $5.5 million and $6.5 million in cash and cash equivalents, respectively, and $9.9 million and $11.2 million in short-term investments, respectively. The Company does not currently plan to pay dividends, but rather to retain earnings for use in the operations of our business and to fund future growth. As of March 31, 2006 and December 31, 2005, the Company had no letters of credit or long-term debt outstanding.
The Company believes that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, the Company cannot provide assurance that our actual cash requirements will not be greater than what the Company currently expects. The Company may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
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
On October 31, 2005, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance is achieved when the bid price per share of the Company’s common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion).
A special meeting of the Company’s shareholders, was held on April 11, 2006, at which the Company’s shareholders approved a reverse stock split. As designated by the Board of Directors, every ten issued and outstanding shares of the Company’s common stock were converted into one share. The reverse stock split was effective April 12, 2006, at which time the common stock commenced trading above $1.00 per share and continued to trade above $1.00 per share for the next ten consecutive trading days. On April 27, 2006, the Company received notification from the Nasdaq that the Company had regained compliance with Nasdaq’s minimum share price rules. There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future. As of the date of this filing the Company remained in compliance with the minimum share price rule. The accompanying financial statements reflect the effect of the reverse stock split on a retroactive basis.

Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net earnings.
Note 2—Net Loss Per Share:
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are included in the diluted net loss per share computation to the extent such shares are dilutive. For the quarters ended March 31, 2006 and 2005, there was no dilutive impact due to the recorded net loss.
Options to purchase 708,000 and 519,000 shares of common stock for the quarter ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented.
Note 3—Share-based Compensation:
On April 12, 2006, the Company effected a 10:1 reverse stock split. All per share amounts and outstanding shares, including all common stock equivalents (stock options and the exercise prices thereof), have been retroactively restated for all periods presented to reflect the reverse stock split.
In December 2004, the FASB issued SFAS No. 123R, which replaced SFAS No. 123, “Accounting for Share-based Compensation,” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.
Prior to 2006, the Company accounted for employee stock compensation under the guidance of APB No. 25 and related interpretations, and adopted the disclosure-only provisions of SFAS No. 123. Under APB No. 25, no share-based compensation cost was reflected in net income for grants of stock options prior to 2006 because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Additionally, there was no compensation expense recognized for the ESPP prior to 2006 as the plan was deemed noncompensatory under the guidance of APB No.25 and Section 423 of the Internal Revenue Code. The Company did recognize compensation expense in prior periods from stock options issued to non-employee recipients and from the issuance of restricted stock.
On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this transition method, stock compensation expense, for the three months ended March 31, 2006, consists of expense related to all share based payments that had not yet vested as of December 31, 2005 and those that have been granted since that date. The expense, which is based on the grant date fair values determined in accordance with SFAS 123R, is disclosed in the same line as cash compensation. SFAS 123R also directs companies to record the related deferred income tax benefits associated with stock compensation expense and begin reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. The Company recognized no tax benefit from share-based compensation because cumulative losses indicate that it is likely that an income tax asset would not be recovered. No options were excercised in the period. Results for prior periods have not been restated.
For the three months ended March 31, 2006, share-based compensation expense, net of tax, was $132,000, or approximately $.03 per basic and diluted share. The expense was comprised of $115,000 for stock options, $9,000 for the ESPP and $8,000 for restricted stock. The share-based compensation charged to sales and marketing was $46,000 for the period. General and administrative share-based compensation charges were $86,000. The Company estimates it will record share-based compensation expense of approximately $537,000, net of tax, in 2006. Estimated future compensation expense, net of forfeitures, related to the 240,000 nonvested options outstanding as of March 31, 2006 is $904,000, to be expensed over a weighted average vesting period of 1.88 years.
Upon adoption of SFAS 123R, the Company reclassified unearned share-based compensation of $120,000 to additional paid-in capital.
The Company’s ESPP is a Type B Plan as defined by FASB Technical Bulletin 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” thus the Company now recognizes compensation expense on the ESPP as prescribed by SFAS No. 123R.
Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123, the Company’s net loss per share for the three months ended March 31, 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share data):

Three Months
Ended March 31,
2005
Net loss, as reported	$(3,276)
Add: Share-based compensation expense included in reported net loss, net of income taxes	21
Deduct: Share-based compensation expense determined under the fair value method, net of income taxes	(627)

Pro forma net loss	$(3,882)

Net loss per share:
Basic and diluted, as reported	$(0.66)
Basic and diluted, pro forma	$(0.78)

The following assumptions were used to estimate the fair values of options granted:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.64%	3.87%	4.70%	2.65%

Expected life (in years)	3.5	5.0	0.5	0.5

Dividend yield	—	—	—	—

Expected volatility	74%	83%	60%	48%

Expected annual forfeiture rate	21%	—	—	—
Under SFAS No. 123R, compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods, which is typically three or four years. The fair values relating to all of the option grants were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock. The Company used the “simplified” method, as prescribed by Staff Accounting Bulletin (“SAB”) No. 107, to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The “simplified” method estimates the term of an option to be the average of the vesting term and the contractual life of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined an annual estimated rate for the forfeiture of nonvested options following an analysis of historical forfeitures. Expenses are amortized under the straight-line attribution method.
The Company’s share-based compensation plans are described below:
1999 Stock Option Plan
In September 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”) under which 6.8 million common shares were reserved for the issuance of stock options to employees, directors and consultants. Upon the completion of the initial public offering in November 1999, options granted under the Plan were converted to options to purchase an equivalent number of common shares. Under the terms of the Plan, incentive options may be granted to employees, and nonstatutory options may be granted to employees, directors and consultants, at prices no less than 100% and 85%, respectively, of the fair market value of the common shares at the date of grant. Options generally have graded vesting over three to four years. The options expire five to ten years from the date of grant.
In January 2004 and 2006, the Board elected not to increase the number of options available for grant pursuant to the provisions of the Plan. In January 2005 and 2003, the Board approved the increase in the number of options available for grant by 2.0 million shares and by 1.9 million shares in 2002, pursuant to the provisions of the Plan. This represents the annual increase calculated as 4% of the total outstanding shares as of the beginning of the fiscal year.
Warrants are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant, and generally have terms from three to five years and may be immediately vested at the time of grant. The Company recognizes compensation expense over the vesting period.
The Company has issued restricted stock to members of the Company’s board of directors, certain executives and other employees of the Company. Restricted stock generally vests over four years.
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
Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
			Remaining
	Options	Weighted Average	Contractual	Aggregate
	(000’s)	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2005	682	$22

Granted	71	$6

Excercised	—	$—

Forfeited	(59)	$39

Outstanding at March 31, 2006	694	$19	8.35	$—

Excercisable at March 31, 2006	453	$23	8.07	$—
The weighted average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $3.10 and $14.30, respectively.
Not included in the stock option activity table above are the 14,000 restricted shares outstanding at March 31, 2006 and December 31, 2005. The number of nonvested shares of restricted stock as of March 31, 2006 and December 31, 2005 was 7,000 and 8,000, respectively, with a weighted average grant date fair value of $14.50 and $14.60, respectively. There were no forfeitures for the three months ended March 31, 2006. The change in the number of nonvested shares was due to vesting within the quarter. The grant date fair value of restricted shares is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The grant date fair value of restricted shares is expensed on a straight-line basis over the requisite service period.
The Company satisfies obligations related to its share-based compensation plans through the issuance of authorized shares. The Company has no treasury stock and has no near-term plans to repurchase outstanding shares.
Note 4—Restructuring Costs and Other:
As previously announced during the quarter ended March 31, 2006, the Company began implementation of its restructuring plan to reduce costs and streamline its operations. Total restructuring and other costs of $2,235,000 were recorded during the quarter ended March 31, 2006. Severance and related accruals of $1,141,000 were recorded for the reduction of employee staff by 66 positions throughout the Company in managerial, professional, clerical and operational roles. Accruals totaling $954,000 were recorded related to vacated or downsized facilities whose subleased contract terms have expiration dates through 2010. Facility accruals are comprised of $1,378,000 related to the discounted future cash outflows of remaining lease obligations and other costs of $99,000, offset by $523,000 related to committed or anticipated third-party sub-lease income. Charges totaling $140,000 were recorded related to the impairment of assets at those facilities.
The following table (in thousands) summarizes the restructuring costs recorded, the activity (representing liabilities paid or assets written off) and the balance in the reserve as of March 31, 2006:

	Costs	Cash	Non-cash
Description	Incurred	Payments	Settlements	Balance
Personnel termination costs-short-term	$1,141	$(655)	$—	$486

Lease termination obligations (net of anticipated recovery):
Building leases — short-term	575	(121)	—	454
Building leases — long-term	379	—	—	379

	954	(121)	—	833

Impairment of assets:	140	—	(140)	—

Total	$2,235	$(776)	$(140)	$1,319

Note 5 — Balance Sheet Accounts (in thousands):

	March 31,	December 31,
	2006	2005
Inventories, net:
Inventories held for sale	$15,873	$19,815
Less: Reserve for excess and obsolete inventory	(4,217)	(4,658)

Inventories, net	$11,656	$15,157

The Company incurred charges for excess and obsolete inventory totaling $1.6 million and $103,000 for the quarters ended March 31, 2006 and 2005, respectively.

	March 31,	December 31,
Asset Class	2006	2005
Property and equipment, net:
Computer and telephone equipment	$2,907	$3,028
Software	3,353	3,417
Office equipment and furniture	531	633
Warehouse equipment	1,500	1,983
Leasehold improvements	1,508	1,711

	9,799	10,772
Less accumulated depreciation	(6,487)	(6,938)

	$3,312	$3,834

Depreciation expense for the quarters ended March 31, 2006 and 2005 amounted to $453,000, and $712,000, respectively.
Other assets includes $4.2 million of assets purchased for our lifecycle management program in 2005. Since the Company has no near term plans to dispose of these assets through a sale during the next year, they have been classified net of related amortization as “Other assets” in the accompanying consolidated balance sheet. Amortization expense related to these assets was $232,000 and $0 for the quarters ended March 31, 2006 and 2005, respectively.

	March 31,	December 31,
	2006	2005
Other Accrued Liabilities:
Warranty reserve (see Note 7)	194	478
Other taxes payable	131	47
Other accrued liabilities	2,830	3,598

	$3,155	$4,123

Note 6—Commitments and Contingencies:
Restricted cash – short-term at March 31, 2006 and December 31, 2005, was $221,000 and $105,000, respectively. This represents cash on deposit with a bank in the form of a certificate of deposit, as collateral for future purchase commitments to one of our suppliers. The restriction on this cash is released, and the corresponding certificate of deposit is reduced as payments are made to the supplier.
In 2005, in accordance with the lease terms of our new Execution and Distribution center in the Netherlands, a cash deposit was made with a financial institution as a guarantee for this lease. This deposit is classified as “Restricted cash – long-term” in the accompanying consolidated balance sheets in the amounts of $500,000 at March 31, 2006 and December 31, 2005, respectively.
As of March 31, 2006 and December 31, 2005, the Company had no letters of credit outstanding or long-term debt.
The Company is currently being audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the second quarter of 2005, the IRS completed its fieldwork related to the audits of the Company’s consolidated federal income tax returns for the fiscal years 1999 through 2002. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, the Company reassessed its income tax contingency reserves to reflect the IRS findings and other current developments. While the overall net changes in these reserves were not significant, included in such changes was a $2.2 million reduction in reserves related to pre-IPO goodwill amortization and a $1.7 million increase in reserves related to inventory matters. The Company is currently in negotiations with the IRS regarding this federal tax liability.
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
Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” in the Consolidated Balance Sheet, during the periods are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance as of beginning of quarter	$478	$1,128
Provision (adjustment) for warranty liability	(45)	479
Settlements	(239)	(480)

Balance as of end of quarter	$194	$1,127

Financial Guarantees:
The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of March 31, 2006 and December 31, 2005. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Note 8—Segment Information:
The Company helps telecommunications operators buy and sell new and re-used equipment and provides equipment related services through our lifecycle management programs. Service and Program revenue as reported in the Consolidated Statement of Operations and Comprehensive Loss in the accompanying financial statements is derived from our lifecycle management programs which include: RepairPLUS – Services whereby the Company provides comprehensive repair and testing for wireless, wireline and data products (previously reported as the “Services” segment in prior years); RecoveryPLUS – Programs whereby the Company helps carriers catalog, assess and value under-utilized inventories and source necessary legacy products; and LifecyclePLUS – Programs whereby the Company provides customized operational, logistics and technical services that enable carriers to outsource elements of network operations.
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company has reviewed its operations in principally three reportable segments that meet the quantification criteria in accordance with SFAS No. 131. The segments, which meet the criteria of SFAS 131, are New equipment, Re-used equipment and RepairPLUS services. All other revenue in the accompanying segment information table is derived from RecoveryPLUS and LifecyclePLUS Programs, whose first revenue was recognized in 2005. The chief operating decision maker assesses performance based on the gross profit generated by each segment.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue:
Equipment revenue:
New equipment	$2,799	$4,133
Re-used equipment	8,399	14,671

Total equipment revenue	11,198	18,804

Service and program revenue:
RepairPLUS	1,926	829
All other	1,926	901

Total service and program revenue	3,852	1,730

Total net revenue	15,050	20,534

Gross profit:
Equipment gross profit:
New equipment	290	659
Re-used equipment	2,421	6,179

Total equipment gross profit	2,711	6,838

Service and program gross profit:
RepairPLUS	1,331	548
All other	405	302

Total Service and program gross profit	1,736	850

Total gross profit	4,447	7,688

Operating expenses:
Sales and marketing	5,065	5,830
General and administrative	3,249	4,990
Restructuring costs and other	2,235	—
Amortization of intangible assets	—	17

Total operating expenses	10,549	10,837

Loss from operations	(6,102)	(3,149)

Other income (expense), net	285	(114)

Loss before income taxes	(5,817)	(3,263)

Income tax provision	73	13

Net loss	$(5,890)	$(3,276)

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue:
United States	$11,410	$15,273
Canada	59	287
Latin America	572	421
Europe	2,395	3,707
Asia	614	788
Africa	—	58

Total	$15,050	$20,534

Substantially all long-lived assets are maintained in the United States.
Note 9—Recent Accounting Pronouncements:
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this Standard did not have a material effect on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may, from time to time, make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under Part II, Item 1A “Risk Factors” and elsewhere in this Report as well as other factors discussed in our 2005 Form 10-K filed under Part I, Item 1A “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. As shown in the consolidated financial statements of the 2005 Form 10-K and the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1 to the accompanying Consolidated Financial Statements and in “Liquidity and Capital Resources.”
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
Our lines of business consist of the following four areas:
(1) Equipment brokerage: Our core transaction business where we sell a combination of new and re-used equipment from a variety of manufacturers at significant savings off manufacturer new list prices.
(2) Somera RepairPLUS: Services whereby we provide comprehensive repair and testing for wireless, wireline, and data products at significant savings and reduced cycle times.
(3) Somera RecoveryPLUS™: A comprehensive repeatable program whereby we help carriers identify hidden value in their current under-utilized inventories and to source necessary legacy products. Through this program, we catalog, assess and value these inventories and then develop a procurement and disposition strategy, which provides immediate measurable cash flow and expense relief to the carrier. This is reported on a quarterly basis and provides a reportable, dependable program to drive capital efficiency for our carrier customers.
(4) Somera LifecyclePLUS: A unique offering of customized operational, logistics, and technical services that enable carriers to outsource elements of network operations to drive down maintenance and operating expenses of mature technologies thereby enabling customers to focus more of their internal resources on core business strategies.
Somera RepairPLUS, Somera RecoveryPLUS™ and Somera LifecyclePLUS are referred to as our lifecycle management programs. Revenues from these lines of business are included in Service and Program revenue as reported in the Consolidated Statement of Operations and Comprehensive Loss. For segment reporting purposes, Somera RecoveryPLUS and Somera LifecyclePLUS are included in “All other.” Refer to Note 8 – “Segment Information” of the accompanying Consolidated Financial Statements for further details about the Company’s operating segments.
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
As a result, carriers are seeking new strategies to more effectively manage equipment lifecycles and improve return on assets. We believe growth in this market is likely to be fueled by a desire by carriers to increase their focus on core competencies, lower capital and operating costs, reduce risk, improve return on assets, and manage current technologies in parallel with next generation implementation. Based on a report by the Tyler Group, an international consulting firm, we believe the addressable market for business process outsourcing of certain capabilities required to support equipment lifecycle management within the telecommunications industry was approximately $10 billion as of 2005, growing to approximately $12 billion by 2007. Growth in this segment is expected to result from expanded requirements from service providers for a combination of services and equipment, particularly through their growing acceptance and utilization of asset management services. Our opportunity to grow in this segment will require us to maintain our momentum in securing such agreements.

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
Our strategy is comprised of four separate but complementary synergistic business areas: Equipment Brokerage, Somera RepairPLUS, Somera RecoveryPLUS™ and all of Somera’s other value-added services, collectively called Somera LifecyclePLUS.
A. Equipment Brokerage
The equipment brokerage business is the core transactional business upon which Somera was founded upon, where we sell a combination of new and re-used equipment obtained from a variety of manufacturers to carriers. This allows our customers to make multi-vendor purchasing decisions from a single cost-effective source. Equipment Brokerage revenue is included in Equipment Revenue and was $11.2 million for the quarter ended March 31, 2006.
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
The new equipment we offer consists of telecommunications equipment primarily purchased directly from the OEM. The re-used equipment we offer consists primarily of equipment removed from the existing networks of telecommunications carriers, many of whom are also our customers. Our sources for re-used equipment are typically the original owners of such equipment, or resellers of such equipment. Either the carrier, another third party, or a Somera trained professional removes the equipment from the network on behalf of the carrier.
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
The Somera RepairPLUS capabilities include the repair and testing of a broad range of wireless, wireline, and data products and technologies. We have the ability to test products in-house or outsource with certified partners. Our repair and testing facilities are certified to ISO 9000:2001 and TL9000 standards, representing our clear commitment to quality. In-house repair is conducted at our Execution and Deployment Center in Coppell, Texas and in Amsterdam, The Netherlands.
C. Somera RecoveryPLUS™
Although carriers have traditionally relied on OEMs to dispose of excess assets, many have come to recognize the need for a single, vendor-agnostic partner who can aggregate the diverse technologies and manufacturers in the network and can optimize the return on these assets. Somera RecoveryPLUS is a comprehensive program that works alongside carriers’ own network planners to help identify and realize value from excess and under-utilized network equipment. Somera then evaluates and recommends appropriate disposition options, to either re-deploy the equipment elsewhere in the carriers’ network, thereby reducing the reliance on new equipment purchase for legacy network maintenance, or remarketing these assets to generate a new source of revenue. Through RecoveryPLUS, Somera also acts as the primary agent for the client carrier in leveraging the secondary market for new and re-used equipment necessary to maintain these same legacy networks. In initiating a RecoveryPLUS™ program, a Somera Asset Manager (or “SAM”) is co-located inside the carriers’ organization to discover, catalog and value under-utilized assets, build a database from this data, and develop a strategy for the disposition or redeployment of the equipment, including sourcing required parts and equipment the carrier may not have in inventory. In addition, all valuations, transactions and resultant savings are captured and reported in a format that supports the financial reporting requirements of each individual carrier.
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
Somera LifecyclePLUS services include the following:
•	Logistics Management: We provide complete outsource logistics support for inventory management including bar-coding, warehousing, tracking and reporting, and shipment based on the customers’ defined schedule.

•	Custom Configurations: We provide custom configurations to help operators deploy new technologies or redeploy existing equipment assets. Our services include unique engineered solutions to customer-defined configurations, “rack-n-stack” and kitting and staging, testing and verification to specifications, and ancillary equipment procurement.

•	Installation/De-Installation: Oftentimes under-utilized equipment assets need to be de-installed and then installed as part of the redeployment process. We

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
Somera RepairPLUS, Somera RecoveryPLUS™ and Somera LifecyclePLUS are referred to as our lifecycle management programs. Revenues from these lines of business are included in Service and Program revenue. Somera RecoveryPLUS™ and Somera LifecyclePLUS are emerging lines of business for Somera Communications. For the quarters ended March 31, 2006 and 2005, revenue from these new initiatives was $1.9 million and $0.9 million, respectively; revenue from RepairPLUS was $1.9 million and $0.8 million, respectively; and total Service and Program revenue was $3.9 million and $1.7 million, respectively.
We found that the pace of implementation for each individual carrier varies, as each customer works to change its own internal procedures to make the most effective use of the program.
Our ability to execute the core offerings of Equipment Brokerage, RepairPLUS, RecoveryPLUS™ and LifecyclePLUS is grounded in three key areas:
•	Operational Excellence: We have established an Execution and Deployment Center in Coppell, Texas which enables us to support and integrate over 400 different types of manufacturer technologies in addition to testing, repair, and refurbishment of equipment to meet high quality and uptime standards. Our operations support both high volume and transactional parts fulfillment to the delivery of custom-engineered solutions. We have achieved certification to ISO 9001:2000 and TL9000 standards for this facility. In addition, in 2005, we consolidated our facilities in Amsterdam, The Netherlands.

•	Program Leadership: Our intellectual capital in proprietary technology information systems and market knowledge of equipment demand, values and customer networks enables us to develop leading programs to improve return on capital. We have built a proprietary global database of customers, networks, and equipment comprised of over 14,000 different items from over 400 different manufacturers, spanning a decade of customers’ strategic and transactional requirements. This provides unique capabilities to locate equipment customers’ need at reasonable prices, while helping us to determine the market value and financial return on equipment. Our operations in Europe further enhance our knowledge and expertise of technologies based on different standards and manufacturer offerings available outside of North America. We believe we can negotiate deals that give us access to the right equipment, at the right time, at the right price.

•	Customer Service: Our strategy is built on an integrated model that combines sales, logistics, and support to connect with our customers to accelerate sales and build brand and customer loyalty. Our strategy to execute this important goal includes building our e-presence with “Somera Online,” a web based inventory search tool, creating a more effective customer service and support program, as well as offering to support the immense technology transition that is occurring in the network. With purchasing decisions being made or influenced by many levels and departments within an operator’s network, our teams are trained to address the various technical and financial requirements to gain a greater share of capital expenditures.
Somera’s business strategy supports the critical elements to lead the secondary market in the Americas, EMEA and Asia Pacific regions.
Results of Operations
The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended March 31,
	2006	2005
Revenues:
Equipment revenue	74.4%	91.6%
Service and program revenue	25.6	8.4

Total revenues	100%	100%

Cost of revenues:
Equipment cost of revenue	56.4	58.3
Service and program cost of revenue	14.1	4.3

Total cost of revenues	70.5	62.6

Gross Profit	29.5	37.4

Operating expenses:
Sales and marketing	33.6	28.4
General and administrative	21.6	24.3
Restructuring costs and other	14.8	—
Amortization of intangible assets	—	0.1

Total operating expenses	70.0	52.8

Loss from operations	(40.5)	(15.4)
Other income (expense), net	1.9	(0.6)

Loss before income taxes	(38.6)	(16.0)
Income tax provision	(0.5)	(0.1)

Net loss	(39.1)%	(16.1)%

Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. A substantial portion of our revenue is derived from sales to domestic telecommunications wireline and wireless carriers. Equipment revenue decreased $7.6 million or 40.4% to $11.2 million for the three months ended March 31, 2006 compared to $18.8 million for the three months ended March 31, 2005.
Equipment revenue attributable to new equipment sales decreased $1.3 million or 32.3% to $2.8 million for the three months ended March 31, 2006 compared to $4.1 million for the three months ended March 31, 2005. Equipment revenue attributable to re-used equipment sales decreased $6.3 million or 42.8% to $8.4 million for the three months ended March 31, 2006 compared to $14.7 million for the three months ended March 31, 2005.
The decrease in new and re-used equipment revenue was attributable to several factors including consolidation of our customer base as a result of recent M&A activity which occurred in 2005. We believe this M&A activity has disrupted our customers normal purchasing activities in the new and re-used equipment we sell. We also believe our revenue was impacted by increased competition in the marketplace, competitive pricing pressures as well as the first quarter of 2006 restructuring activity which reduced our supply and sales personnel (See Note 4 – “Restructuring Costs and Other” in the accompanying Consolidated Financial Statements for further information.)
Service and Program Revenue. Service and program revenue is primarily derived from repair contracts and lifecycle management programs. Service and program revenue increased $2.1 million or 122.7% to $3.9 million for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005.
Service and program revenue attributable to repair contracts increased $1.1 million or 132.3% to $1.9 million for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005. All other service and program revenue increased $1.0 million or 113.8% to $1.9 million for the three months ended March 31, 2006 compared to $0.9 million for the three months ended March 31, 2005.
Increased market opportunity in our repair business and expanded repair capabilities contributed to the increase in service and program revenue. The increase in service and program revenue resulted from increased acceptance of our new lifecycle management programs whose initial revenue was recorded in the first quarter of 2005.
Equipment Gross Profit. Equipment gross profit decreased to 24.2% for the three months ended March 31, 2006 as compared to 36.4% for the three months ended March 31, 2005. New equipment sales gross profit decreased to 10.3% for the three months ended March 31, 2006 from 15.9% for the three months ended March 31, 2005, and re-used equipment gross profit decreased to 28.8% for the three months ended March 31, 2006 from 42.1% for the three months ended March 31, 2005. The decrease in new equipment gross profit resulted from price reductions occurring since the first quarter of 2005. The decrease in re-used equipment gross profit resulted primarily from recording a provision for excess and obsolete inventory of $1.6 million for the three months ended March 31, 2006 compared to $103,000 for the three months ended March 31, 2005. The increased inventory provision reflects adjustments to record certain components of our re-used inventory at market values which were below cost. The market value decline in the re-used inventory was driven by first quarter 2006 OEM price reductions in functionally comparable new equipment, as well as an oversupply of certain other inventory components in the market, which resulted in selling prices below cost. This increase was offset by a reduction in warranty reserve expense of approximately $500,000 for the three months ended March 31, 2006 compared to 2005. This reduction resulted from our ongoing reassessment of warranty liability requirements.
Service and Program Gross Profit. Service and program gross profit decreased to 45.1% for the three months ended March 31, 2006 as compared to 49.1% for the three months ended March 31, 2005. The decrease in gross profit was primarily related to purchase credits of approximately $300,000 issued to one of our top ten customers.
Sales and Marketing. Sales and marketing expense consist primarily of sales personnel salaries, commissions and benefits, costs for marketing to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses decreased to $ 5.1 million for the three months ended March 31, 2006 compared to $5.8 million for the three months ended March 31, 2005. The decrease in sales and marketing expense of $0.8 million or 13.1% was primarily related to $112,000 in salary and related expense and $521,000 of outside services, including consulting, legal, marketing, recruiting and outside labor partially offset by an increase in stock based compensation expense of $38,000 associated with the FAS 123 charge, which became effective in Q1 2006. Additionally, employee travel and training decreased approximately $114,000. The decrease in costs was due to the cost reduction activities that began in the first quarter of 2006. As a percentage of revenue, sales and marketing expense increased from 28.4% for the three months ended March 31, 2005 to 33.6% for the three months ended March 31, 2006 due to lower sales volume in 2006.
General and Administrative. General and administrative expense consists principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased to $3.2 million or 21.6% of net revenue for the three months ended March 31, 2006 compared to $5.0 million or 24.3% of net revenue for the three months ended March 31, 2005. The decrease in general and administrative expense of $1.7 million was primarily the result of cost reductions related to $273,000 in salary and related expenses due to lower headcount and a $139,000 decrease in travel expense in the first quarter of 2006, as well as $1.2 million in consulting expense primarily related to a reduction in costs associated with Sarbanes Oxley compliance, $259,000 in depreciation expense as certain assets reached the end of their depreciable lives and $158,000 in reduced bad debt expense. These reductions were offset by an increase in taxes and license fees of $77,000 and an increase in legal fees of $141,000 and stock based compensation charges of $86,000 associated with FAS 123. Additionally, for the three months ended March 31, 2006, general and administrative expense included a net loss on disposal of assets of $22,000, versus a net gain on disposal of assets of $219,000 for the three months ended March 31, 2005.
Restructuring costs and other. As previously announced, during the quarter ended March 31, 2006, the Company began implementation of its restructuring plan to reduce costs and streamline its operations. Total restructuring costs of $2,235,000 were recorded during the quarter ended March 31, 2006. Severance and related accruals of $1,141,000 were recorded for the reduction of employee staff by 66 positions throughout the Company in managerial, professional, clerical and operational roles. Accruals totaling $954,000 were recorded related to vacated or downsized facilities with subleased contract terms which have expiration dates through 2010. Facility accruals are comprised of $1,378,000 related to the discounted future cash outflows of remaining lease obligations, offset by $523,000 related to committed or anticipated third-party sub-lease income and other costs of $99,000. Charges totaling $140,000 were recorded related to the impairment of assets at those facilities. See Note 4 – “Restructuring Costs and Other” in the accompanying Consolidated Financial Statements for further information. The Company expects to incur restructuring costs in the second quarter of 2006 that will be less than those incurred in the first quarter of 2006.
Amortization of Intangibles. There was no amortization of intangibles for the three months ended March 31, 2006. The three months ended March 31, 2005 includes $17,000 of amortization related to non-compete agreements.
Other Income (Expense), net. Other Income (Expense), net consists of investment earnings on cash and cash equivalent balances, and realized foreign currency gains(losses). For the three months ended March 31, 2006, Other Income, net was $285,000, consisting primarily of net foreign currency gains of $147,000 and interest income of $136,000. For the three months ended March 31, 2005, Other Expense, net was $114,000, consisting of investment earnings on cash and cash equivalent balances of $204,000 and net realized foreign exchange currency losses of $318,000.

Income Tax Provision. For the three months ended March 31, 2006 and 2005, we had an income tax provision of $73,000 and $13,000, respectively. These provisions primarily represent an estimate of taxes due on income earned by our foreign subsidiaries. The income tax benefit generated by our losses in North America was offset by an increase in our valuation allowance. Under Generally Accepted Accounting Principles, we must establish valuation allowances against our deferred tax assets if it is determined that is more likely than not that these assets will not be recovered. In assessing the need for a valuation allowance, both positive and negative evidence must be considered. It was determined that our cumulative losses reported represented significant negative evidence which required a full valuation allowance to be recorded.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents and short-term investments. Our cash and cash equivalents balance was $5.5 million and $6.5 million at March 31, 2006 and December 31, 2005, respectively. Our short-term investments balance was $9.9 million and $11.2 million at March 31, 2006 and December 31, 2005, respectively.
Operating Activities
Net cash used by operating activities for the three months ended March 31, 2006 was $2.0 million. The primary use of operating cash was the reported net loss of $5.9 million. Partially offsetting the use of cash were non-cash charges of $1.7 million for provision for excess and obsolete inventories, sales returns and warranty obligations, $685,000 for depreciation and amortization and $22,000 of net losses on disposal of assets. Additional uses of cash resulted from a $937,000 decrease in other accrued liabilities primarily related to property and other tax payments in the first quarter of 2006 and a $4.9 million decrease in accounts payable related to lower purchases of inventory, offset by a $3.1 million decrease in accounts receivable, a $2.0 million decrease in inventory related to the decreased revenue and an accrual of $1.5 million related to restructuring charges.
Net cash used by operating activities for the three months ended March 31, 2005 was $5.0 million. The primary use of operating cash was the reported net loss of $3.3 million. Partially offsetting the use of cash were non-cash charges of $729,000 for depreciation and amortization, $248,000 for provision of doubtful accounts, $506,000 for provision for excess and obsolete inventories, sales returns and warranty obligations, and $21,000 for amortization of share-based compensation. Additional uses of cash include an increase in accounts receivable of $900,000, an increase in inventory of $2.6 million, an increase of $591,000 in other current assets, a decrease of $1.2 million in other accrued liabilities and a decrease of $259,000 in deferred revenue. Our operating cash flow was also impacted by an increase in accounts payable of $1.5 million and a $247,000 decrease in accrued compensations. The increase in accounts payable and inventory was due primarily to strategic purchases of inventory that have high market demand. The increase in accounts receivable is due to slower collections of certain of our receivables, primarily from international customers. The increase in other current assets was also due to the purchase of prepaid inventory in conjunction with strategic purchases. The decrease in other accrued liabilities was due to first quarter payments on year end obligations related to Sarbanes Oxley consulting, certain tax accruals and recruiting costs.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2006 was $1.1 million. This is primarily attributable to purchases of short-term investments of $2.0 million off set by $3.3 million in proceeds from the sale of short-term investments, which was used to fund the cash needs of the Company during the year.
Net cash provided by investing activities for the three months ended March 31, 2005 was $3.4 million. This was primarily attributable to purchases of property and equipment of $719,000 and purchases of short-term investments of $12.9 million, offset by $16.8 million in proceeds from the sale of short-term investments and disposals of property and equipment of $273,000.
Restricted cash – short-term at March 31, 2006 and December 31, 2005, was $221,000 and $105,000, respectively. This represents cash on deposit with a bank in the form of a certificate of deposit, as collateral for future purchase commitments to one of our suppliers. The restriction on this cash is released, and the corresponding certificate of deposit is reduced as payments are made to the supplier.
Financing Activities
Cash flow provided by financing activities for the three months ended March 31, 2006 was $37,000 related to cash proceeds from employee stock purchases.
Cash flow provided by financing activities for the three months ended March 31, 2005 of $239,000 included proceeds from employee stock purchases of $95,000 and stock option exercises of $144,000.
Going Concern and Future Capital Requirements
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. As shown in the consolidated financial statements of 2005 Form 10-K for the fiscal year ended December 31, 2005 and the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
On January 19, 2006, the Company announced a series of operational restructuring actions to allow for more patient growth with respect to the Company’s lifecycle management programs. In the first quarter of 2006 the Company completed the elimination of 66 positions, consolidated certain facilities and reduced other overhead costs. As a result, the Company’s 2006 business plan (the “Plan”) has been revised downward in conjunction with the decision to rebalance the Company’s business. The goal of the Company’s rebalancing effort is to reduce costs so that the Company achieves quarterly break-even at revenue levels of $16-$18 million per quarter. The Plan contains aggressive cost reduction targets based upon the planned rebalancing efforts. There can be no assurance that these cost reduction targets or revenue levels will be achieved, which could result in the Company’s continued operating losses, and consumption of working capital and cash and short-term investment balances. See Note 4 – “Restructuring Charges.” The Company expects to incur restructuring charges in the second quarter of 2006.
At March 31, 2006 and December 31, 2005, we had $5.5 million and $6.5 million in cash and cash equivalents, respectively, and $9.9 million and $11.2 million in short-term investments, respectively. We do not currently plan to pay dividends, but rather to retain earnings for use in the operations of our business and to fund future growth. We had no letters of credit or long-term debt outstanding as of March 31, 2006 and December 31, 2005.
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
On October 31, 2005, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance is achieved when the bid price per share of the Company’s common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion).
A special meeting of the Company’s shareholders, was held on April 11, 2006, at which the Company’s shareholders approved a reverse stock split. As designated by the Board of Directors, every ten issued and outstanding shares of the Company’s common stock were converted into one share. The reverse stock split was effective April 12, 2006, at which time the common stock commenced trading above $1.00 per share and continued to trade above $1.00 per share for the next ten consecutive trading days. On April 27, 2006, the Company received notification from the Nasdaq that the Company had regained compliance with Nasdaq’s minimum share price rules. There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future. As of the date of this filing the Company remained in compliance with the minimum share price rule. The accompanying financial statements reflect the effect of the reverse stock split on a retroactive basis.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.
Commitments
As of March 31, 2006 and December 31, 2005, we had no letters of credit outstanding and no long-term debt.
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
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. The Company has not materially changed its significant accounting policies from those disclosed in the 2005 Form 10-K except for the adoption of SFAS No. 123R, effective January 1, 2006, as discussed in Note 3 – “Share-based Compensation.”
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this Standard did not have a material effect on our consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at March 31, 2006 and December 31, 2005. In addition, we do not engage in hedging activities.
A significant amount of our revenue and capital spending is denominated in U.S. Dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of March 31, 2006 and December 31, 2005, we had no long-term debt outstanding.
As a significant amount of our revenue, purchases and capital spending is denominated in U.S. Dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.
As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During the quarter ended March 31, 2006, net revenue earned outside the United States accounted for 24.2% of total revenue. During the quarters ended March 31, 2006 and December 31, 2005, purchases outside the United States accounted for 17.3% and 17.1% of total purchases, respectively. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to the period-end external financial reporting process including the completeness and accuracy of segment footnote disclosures, share-based compensation footnote disclosures, the presentation of restricted cash and deferred costs in the consolidated financial statements, and the accurate determination of weighted average shares. In addition, certain account reconciliations were not performed or reviewed timely. This control deficiency resulted in audit adjustments to 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, the Company did not have effective controls over the physical inventory count process to ensure that individuals involved in the physical inventory count were properly trained and supervised and that discrepancies between quantities counted and the accounting records were properly investigated. Further, the Company did not have effective controls over the updating of accounting records to reflect the actual quantities counted during the physical inventory process. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above which were identified during management’s assessment process as of December 31, 2005, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Remediation Initiatives and Interim Measures
As discussed above, management has identified certain material weaknesses that exist in the internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by management and to enhance the overall control environment and are in process but have not been completed as of March 31, 2006.
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
ITEM 1A. Risk Factors
Certain Factors That May Affect Future Operating Results
You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could further decline. You should also refer to other information contained in the 2005 Form 10-K, including our consolidated financial statements and related notes. There have been no material changes to the Company’s risk factors during the first quarter of 2006 other than those discussed below.
Going Concern and Future Capital Requirements
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. As shown in the consolidated financial statements of the 2005 Form 10-K and the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are disclosed in Note 1 to our Consolidated Financial Statements.
As previously announced, we are taking a series of operational rebalancing actions during 2006 to allow for more patient growth with respect to our lifecycle management programs.
As discussed in Note 4 “Restructuring Costs and Other” of the Consolidated Financial Statements, during the first quarter of 2006 we completed the elimination of 66 positions, recorded related severance charges and made cash payments of $776,000. Also in the first quarter of 2006 we accrued specific costs related to consolidation of certain facilities and the reduction of other overhead costs. Our total restructuring charge amounted to $2.2 million. Additionally, our 2006 business plan (the “Plan”) has been revised downward in conjunction with our decision to rebalance our business. The Company expects to incur restructuring charges in the second quarter of 2006 that will be less than those incurred in the first quarter of 2006.
The goal of our rebalancing effort is to reduce our costs so that we achieve quarterly break-even at revenue levels of $16-$18 million per quarter. Our Plan contains aggressive cost reduction targets based upon our planned rebalancing efforts. There can be no assurance that the rebalancing efforts will be successful or that the cost reduction targets or revenue levels will be achieved, which could result in continued operating losses, and consumption of working capital and our cash and short-term investment balances.
At March 31, 2006, the Company had $5.5 million in cash and cash equivalents and $9.9 million in short-term investments. The Company does not currently plan to pay dividends, but rather to retain earnings for use in the operations of the Company’s business and to fund future growth. The Company had no long-term debt outstanding as of March 31, 2006.
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
In the first quarter of 2006, 55.8% of our net revenue was generated from the sale of re-used telecommunications equipment. Typically, we do not have supply contracts to obtain this equipment and are dependent on the de-installation of equipment by operators to provide us with much of the equipment we sell. Our ability to buy re-used equipment from operators, distributors and secondary market dealers is dependent on our relationships with them. If we fail to develop and maintain these business relationships with operators or if they are unwilling to sell re-used equipment to us, our ability to sell re-used equipment will suffer. In addition, in the first quarter of 2006, one supplier accounted for 15.4% of our equipment purchases. If we are unable to continue to purchase a significant portion of our equipment from these suppliers, then our equipment costs could increase, thereby adversely impacting our operating results. Further, our net revenue is dependent on the sale of new equipment as well as re-used equipment.
Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.
Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 42.5% of our net revenue in the first quarter of 2006 and 58.2% of our net revenue in the first quarter of 2005. No single customer accounted for 10% or more of our net revenue in the first quarters of 2006 and 2005. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers that require our customers to purchase equipment from us. We face a further risk that consolidation among our significant customers, such as the recently completed acquisitions of AT&T Wireless by Cingular Wireless, Nextel by Sprint, Western Wireless by Alltel, AT&T by SBC Communications and MCI by Verizon Communications could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. Further, one of our ten largest customers has notified us of its belief that we have not met certain performance requirements. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.
We may not be able to continue to meet the listing criteria for The Nasdaq National Market, which would adversely affect the ability of investors to trade our common stock and could adversely affect our business and financial condition.
On October 31, 2005, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) notifying the Company that for the prior 30 consecutive trading days, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq National Market pursuant to Nasdaq’s Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance with this requirement. Compliance is achieved when the bid price per share of the Company’s common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to May 1, 2006 (or such longer period of time as may be required by Nasdaq, in its discretion).
A special meeting of the Company’s shareholders, was held on April 11, 2006, at which the Company’s shareholders approved a reverse stock split. As designated by the Board of Directors, every ten issued and outstanding shares of the Company’s common stock were converted into one share. The reverse stock split was effective April 12, 2006, at which time the common stock commenced trading above $1.00 per share and continued to trade above $1.00 per share for the next ten consecutive trading days. On April 27, 2006, the Company received notification from the Nasdaq that the Company had regained compliance with Nasdaq’s minimum share price rules. There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future. As of the date of this filing the Company remained in compliance with the minimum share price rule. The accompanying financial statements reflect the effect of the reverse stock split on a retroactive basis.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Default Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held a Special Meeting of its Stockholders on Tuesday, April 11, 2006. The Meeting was held to approve seven alternative amendments to the Company’s Amended and Restated Certificate of Incorporation to enable the Company to effect a reverse split of the Company’s outstanding common stock.
The following votes were cast with respect to the proposal to approve the seven alternative amendments to the Company’s Amended and Restated Certificate of Incorporation:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
37,727,033	3,003,695	27,474	9,582,328
ITEM 5. Other Information
None
ITEM 6. Exhibits
The following exhibits are filed as part of, or incorporated into, this Report:

Exhibit
Number	Exhibit Title

3.1(a)	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect.

3.2(b)	April 2006 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Somera Communications, Inc.

3.3(a)	Bylaws of Somera Communications, Inc., as currently in effect.

4.1(a)	Specimen common stock certificate.

31.1	Certification of Principle Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principle Executive Officer and Principle Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Notes:

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).

(b)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement, filed March 7, 2006.

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMERA COMMUNICATIONS, INC.

Registrant

May 10, 2006	/s/ KENT COKER

Chief Financial Officer and Corporate Secretary
Date	(Principal Financial Officer)