Form 10-Q
period 2006-06-30
SOMERA COMMUNICATIONS INC
filed 2006-08-09
CIK 1094243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarterly period ended June 30, 2006

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

Class	Outstanding at July 27, 2006
Common Stock, $0.001 par value	5,070,595

SOMERA COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
SOMERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2006	December 31,
	(unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,914	$6,508
Restricted cash — short-term	108	105
Short-term investments	7,050	11,200
Accounts receivable, net of allowance for doubtful accounts of $157 and $443 at June 30, 2006 and December 31, 2005, respectively	7,842	13,773
Inventories, net	11,733	15,157
Deferred cost	955	1,802
Other current assets	921	1,410

Total current assets	34,523	49,955

Property and equipment, net	3,008	3,834
Other assets	3,414	3,899
Restricted cash — long-term	500	500

Total assets	$41,445	$58,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,656	$14,865
Accrued compensation	1,361	1,701
Other accrued liabilities	2,374	4,123
Current restructuring costs	474	—
Deferred revenue	1,839	3,232
Income taxes payable	1,964	4,876

Total current liabilities	17,668	28,797

Non-current restructuring costs	329	—

Total liabilities	17,997	28,797

Commitments (Note 6)
Stockholders’ equity:
Preferred stock ($0.001 par value per share; authorized 20,000 shares, no shares issued)
Common stock ($0.001 par value per share; authorized 200,000 shares issued and outstanding: 5,071 and 5,028 issued at June 30, 2006 and December 31, 2005, respectively)	5	5
Additional paid-in capital	75,406	75,198
Unearned share-based compensation	—	(120)
Accumulated other comprehensive income (loss)	(121)	274
Accumulated deficit	(51,842)	(45,966)

Total stockholders’ equity	23,448	29,391

Total liabilities and stockholders’ equity	$41,445	$58,188

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Equipment revenue	$8,424	$16,201	$19,622	$35,005
Service and program revenue	6,167	2,480	10,020	4,210

Total revenues	14,591	18,681	29,642	39,215

Cost of revenues:
Equipment cost of revenue	6,090	11,092	14,577	23,058
Service and program cost of revenue	3,744	1,319	5,861	2,199

Total cost of revenues	9,834	12,411	20,438	25,257

Gross profit	4,757	6,270	9,204	13,958

Operating expenses:
Sales and marketing	3,547	6,801	8,611	12,631
General and administrative	2,918	4,306	6,168	9,296
Restructuring costs and other	533	—	2,768	—
Impairment of goodwill	—	1,760	—	1,760
Other operating expenses	—	1,187	—	1,204

Total operating expenses	6,998	14,054	17,547	24,891

Loss from operations	(2,241)	(7,784)	(8,343)	(10,933)
Other income (expense), net	462	(136)	747	(250)

Loss before income taxes	(1,779)	(7,920)	(7,596)	(11,183)
Income tax (benefit) provision	(1,793)	11	(1,720)	24

Net income (loss)	14	(7,931)	(5,876)	(11,207)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(293)	274	(422)	380
Unrealized gain on investments	8	33	27	15

Comprehensive loss	$(271)	$(7,624)	$(6,271)	$(10,812)

Diluted net income (loss) per share	$0.00	$(1.58)	$(1.17)	$(2.24)
Weighted average diluted shares	5,046	5,021	5,035	4,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,876)	$(11,207)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,265	1,386
Provision (adjustment) for doubtful accounts	(95)	544
Provision for excess and obsolete inventories, sales returns and warranty obligations	2,511	1,343
Amortization of share-based compensation	299	66
Restructuring costs and other	991	—
(Gain) loss on disposal of assets	23	(219)
Impairment of goodwill	—	1,760
Foreign exchange loss (gain)	(463)	811
Income tax benefit from IRS settlement	(1,836)	—
Changes in operating assets and liabilities:
Accounts receivable	6,164	633
Inventories	1,113	(2,215)
Other current assets	538	(743)
Deferred cost	861	193
Other assets	56	24
Accounts payable	(5,290)	216
Accrued compensation	(349)	(443)
Deferred revenue	(1,406)	(527)
Other accrued liabilities	(1,854)	(2,639)
Income tax payable	(1,076)	—

Net cash used in operating activities	(4,424)	(11,017)

Cash flows from investing activities:
Purchase of other long term assets	5	(1,324)
Acquisition of property and equipment	(225)	(1,272)
Proceeds from disposal of property and equipment	5	273
Increase in restricted cash	(3)	—
Purchase of short-term investments	(4,150)	(18,534)
Sale of short-term investments	8,327	28,833

Net cash provided by investing activities	3,959	7,976

Cash flows from financing activities:
Proceeds from stock option exercises	—	191
Proceeds from employee stock purchase plan	37	95

Net cash provided by financing activities	37	286

Net decrease in cash and cash equivalents	(428)	(2,755)
Effect of exchange rate changes on cash and cash equivalents	(166)	(47)

Cash and cash equivalents, beginning of period	6,508	7,654

Cash and cash equivalents, end of period	$5,914	$4,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOMERA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1—Formation of the Company, Basis of Presentation and Plan of Merger:
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
The Company’s fiscal quarters reported are the 13 or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month. The second quarter of 2006 and 2005 each consisted of 13-weeks.
These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, (the “2005 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”). Although the accompanying interim consolidated financial statements of the Company are unaudited, Company management is of the opinion that all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results have been reflected herein. Operating revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for any other interim period or for the entire year. The Company has not materially changed its significant accounting policies from those disclosed in the 2005 Form 10-K except for the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective January 1, 2006, as discussed in Note 3 – “Share-based Compensation.”
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
On January 19, 2006, the Company announced a series of operational restructuring actions to allow for more patient growth with respect to the Company’s lifecycle management programs. In the first quarter of 2006 the Company completed the elimination of 66 positions, consolidated certain facilities and reduced other overhead costs. As a result, the Company’s 2006 business plan (the “Plan”) has been revised downward in conjunction with the decision to rebalance the Company’s business. The goal of the Company’s rebalancing effort is to reduce costs so that the Company achieves quarterly break-even at revenue levels of $16-$18 million per quarter. The Plan contains aggressive cost reduction targets based upon the planned rebalancing efforts. There can be no assurance that these cost reduction targets or revenue levels will be achieved, which could result in the Company’s continued operating losses and consumption of working capital, cash and short-term investment balances. See Note 4 – “Restructuring Costs and Other.”
At June 30, 2006 and December 31, 2005, the Company had $5.9 million and $6.5 million in cash and cash equivalents, respectively, and $7.1 million and $11.2 million in short-term investments, respectively. The Company does not currently plan to pay dividends, but rather to retain earnings for use in the operations of our business and to fund future growth. As of June 30, 2006 and December 31, 2005, the Company had no letters of credit or long-term debt outstanding.
The Company believes that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, the Company cannot provide assurance that our actual cash requirements will not be greater than what the Company currently expects. The Company may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
•	Take advantage of business opportunities, including, but not limited to, more international expansion or acquisitions of complementary businesses;

•	Develop and maintain higher inventory levels;

•	Gain access to new product lines;

•	Develop new services;

•	Respond to competitive pressures; and

•	Fund general operations.
The Company cannot provide assurance that additional sources of funds will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise such funding threatens our ability to execute our business growth strategy. Availability of additional funds may be adversely affected because the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any debt could impose restrictions on the Company’s operations or capital structure.
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
A special meeting of the Company’s shareholders was held on April 11, 2006, at which the Company’s shareholders approved a reverse stock split. As designated by the Board of Directors, every ten issued and outstanding shares of the Company’s common stock were converted into one share. The reverse stock split was effective April 12, 2006, at which time the common stock commenced trading above $1.00 per share and continued to trade above $1.00 per share for the next ten consecutive trading days. On April 27, 2006, the Company received notification from the Nasdaq that the Company had regained compliance with Nasdaq’s minimum share price rules. There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future.

As of the date of this filing the Company remained in compliance with the minimum share price rule. The accompanying financial statements reflect the effect of the reverse stock split on a retroactive basis.
On June 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 24, 2006, by and among the Company, Telmar Network Technology, Inc., a Delaware corporation (“Parent”), and Telmar Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and a wholly owned subsidiary of Parent. At the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $.001 per share (the “Shares”), will be cancelled and, other than Shares owned by the Company, Parent or Merger Sub, or by any shareholders who are entitled to and who properly exercise dissenters’ rights under Delaware law, converted automatically into the right to receive $4.60 per share in cash, without interest. Also at the effective time of the Merger, each outstanding option to purchase the Company’s common stock will be terminated and cancelled and, except as provided in the Merger Agreement, converted automatically into the right to receive a cash payment equal to the excess, if any, of $4.60 over the per share exercise price for each share issuable under such option. All of the holders of any warrants for common stock will be sent written notice of the Merger in accordance with the terms of such warrants, and all such warrants shall be exercised or will terminate or expire prior to the effective time of the Merger. The exercise price of all warrants for shares of common stock is above $4.60 per share. Consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company’s common stock, obtaining any required regulatory approvals and certain other customary conditions. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.
On June 24, 2006, the Company entered into a Separation Agreement and Release of All Claims dated as of June 24, 2006 (the “Separation Agreement”) with David W. Heard, President and Chief Executive Officer of the Company. Under the Separation Agreement, Mr. Heard’s employment terminated effective as of July 1, 2006. Mr. Heard also resigned as a director of the Company effective as of July 1, 2006. Mr. Heard has been requested by Parent, and Mr. Heard has agreed, to remain as a consultant for a 60-day transition period, during which period he will be paid a consulting fee of $200 per hour. In connection with the termination of his employment, Mr. Heard received a lump-sum separation payment equal to one year’s salary, or $375,000. If Mr. Heard remains through the transitional period requested by Parent, Mr. Heard will be entitled to receive an additional separation payment of $93,750. Mr. Heard’s separation payments are included in restructuring costs accrued during the second quarter of 2006. See Note 4 – “Restructuring Costs and Other” in the accompanying Consolidated Financial Statements for further information. Beginning July 1, 2006, Wayne Higgins, Chief Operating Officer of the Company, is responsible for overseeing the Company. The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.
In connection with the Merger Agreement, Parent and Merger Sub entered into three separate Voting Agreements, dated as of June 24, 2006 (the “Voting Agreements”) with certain stockholders of the Company (each individually a “Stockholder” and collectively, the “Stockholders”). The Stockholders party to the first Voting Agreement are Summit Ventures V L.P., Summit V Advisors (QP) Fund, L.P., Summit V Advisors Fund, L.P. and Summit Investors III, L.P. (collectively, the “Summit Funds”). Walter G. Kortschak, a director of the Company, is a general partner of Summit Investors III, L.P. and is a managing member of Summit Partners, LLC, which is the general partner of Summit Partners, V, a general partner of each of the other Summit Funds. Voting Agreements were also entered into by S. Kent Coker, Chief Financial Officer and Corporate Secretary of the Company, and David Peters, Vice President-Finance of the Company. Pursuant to each of the Voting Agreements, the Stockholders party thereto have agreed, among other things, to vote or cause to be voted at any meeting of the Company’s shareholders, all of their shares of the Company’s common stock in favor of approval of the Merger Agreement and the transactions contemplated thereby. Each Stockholder also agreed to certain restrictions on its ability to sell or transfer its shares of the Company until the termination of the Voting Agreement. The Summit Funds collectively control 1,208,232 shares of the Company’s common stock and Mr. Coker and Mr. Peters own 25,000 and 17,500 shares, respectively. The foregoing description of the Voting Agreements is not complete and is qualified in its entirety by reference to the Voting Agreements, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 hereto and are incorporated herein by reference.
On July 28, 2006, the Company filed a proxy statement on Schedule 14A with the SEC to announce a special meeting of the Company’s shareholders, to be held on August 31, 2006, at which the Company’s shareholders will approve the Merger and other matters. Investors and security holders are urged to read the Proxy Statement carefully, as it contains important information about the Company, the Merger and related matters. The Somera board of directors has unanimously determined that the Merger is in the best interests of Somera and its stockholders and unanimously recommends that Somera’s stockholders vote FOR the approval of the Merger Agreement.
Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net earnings.
Note 2—Net Income (Loss) Per Share:
Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period and equivalent shares outstanding during the period. Equivalent shares, composed of shares issuable upon the exercise of options and warrants, are added to the extent such shares are dilutive. Equivalent shares are not dilutive when the average market price for the period does not exceed the exercise/threshold price or when the numerator is a net loss. As of June 30, 2006 and 2005, there were options to purchase 761,572 and 864,071 shares of common stock, respectively. There was no dilutive impact for the six months ended June 30, 2006 and 2005 or the three months ended June 30, 2005, due to the recorded loss. 7,110 equivalent dilutive shares were included in the calculation for the three months ended June 30, 2006.
Note 3—Share-based Compensation:
On April 12, 2006, the Company effected a 10:1 reverse stock split. All per share amounts and outstanding shares, including all common stock equivalents (stock options and the exercise prices thereof), have been retroactively restated for all periods presented to reflect the reverse stock split.
In December 2004, the FASB issued SFAS No. 123R, which replaced SFAS No. 123, “Accounting for Share-based Compensation,” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.
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

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, stock compensation expense, for the three and six months ended June 30, 2006, consists of expense related to all share based payments that had not yet vested as of December 31, 2005 and those that have been granted since that date. The expense, which is based on the grant date fair values determined in accordance with SFAS No. 123R, is disclosed in the same line as cash compensation. SFAS No. 123R also directs companies to record the related deferred income tax benefits associated with stock compensation expense and begin reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. The Company recognized no tax benefit from share-based compensation because cumulative losses indicate that it is likely that an income tax asset would not be recovered. No options were exercised in the period. Results for prior periods have not been restated.
For the three months ended June 30, 2006, share-based compensation expense, net of tax, was $159,000, or approximately $0.03 per basic and diluted share. The expense was comprised of $133,000 for stock options, $7,000 for the ESPP and $19,000 for restricted stock. The share-based compensation charged to sales and marketing was $47,000 for the period. General and administrative share-based compensation charges were $112,000.
For the six months ended June 30, 2006, share-based compensation expense, net of tax, was $291,000, or approximately $0.06 per basic and diluted share. The expense was comprised of $248,000 for stock options, $16,000 for the ESPP and $27,000 for restricted stock. The share-based compensation charged to sales and marketing was $86,000 for the period. General and administrative share-based compensation charges were $205,000.
The Company estimates it will record share-based compensation expense of approximately $583,000, net of tax, in 2006. Estimated future compensation expense, net of forfeitures, related to the 331,000 nonvested options outstanding as of June 30, 2006 is $746,000, to be expensed over a weighted average vesting period of 2.13 years.
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
Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123, the Company’s net loss per share for the three months and six months ended June 30, 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share data):

	Three Months
	Ended June 30,	Six Months Ended
	2005	June 30,2005
Net loss, as reported	$(7,931)	$(11,207)
Add: Share-based compensation expense included in reported net income, net of income taxes	45	66
Deduct: Share-based compensation expense determined under the fair value method, net of income taxes	(408)	(1,035)

Pro forma net income	$(8,294)	$(12,176)

Earnings per share:
Basic and diluted, as reported	$(1.58)	$(2.24)
Basic and diluted, pro forma	$(1.65)	$(2.44)
The following assumptions were used to estimate the fair values of options granted:

	Employee Stock Option		Employee Stock Purchase
	Plan		Plan
	2006	2005	2006	2005
Risk-free interest rate	4.88%	3.84%	4.70%	3.10%
Expected life (in years)	4.9	5.0	0.5	0.5
Dividend yield	—	—	—	—
Expected volatility	143%	81%	60%	48%
Expected annual forfeiture rate	21%	—	—	—
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
In January 2006 and 2004, the Board elected not to increase the number of options available for grant pursuant to the provisions of the Plan. In January 2005 and 2003, the Board approved the increase in the number of options available for grant by 2.0 million shares in 2005 and by 1.9 million shares in 2003, pursuant to the provisions of the Plan. This represents the annual increase calculated as 4% of the total outstanding shares as of the beginning of the fiscal year for both 2005 and 2003.
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
Employee Stock Purchase Plan
In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with an opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions, during each six-month offering period. The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 30,000 shares of common stock have been reserved for the issuance under the ESPP.
Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
		Weighted	Remaining
	Options	Average Exercise	Contractual	Aggregate
	(000’s)	Price	Term (years)	Intrinsic Value
Outstanding of December 31, 2005	682	$22
Granted	71	$6
Excercised	—	$—
Forfeited	(59)	$39

Outstanding at March 31, 2006	694	$19	8.35	$—
Granted	112	$2
Exercised	—	$—
Forfeited	(44)	$25

Outstanding at June 30, 2006	762	$16	7.65	$—
Excercisable at June 30, 2006	431	$22	7.86	$—
The weighted average fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $2.18 and $10.61, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $2.85 and $10.72, respectively.
Not included in the stock option activity table above are 49,000 restricted shares outstanding at June 30, 2006 and 14,000 restricted shares outstanding at March 31, 2006 and December 31, 2005. The number of nonvested shares of restricted stock as of June 30, 2006 and December 31, 2005 was 47,000 and 8,000, respectively, with a weighted average grant date fair value of $2.81 and $14.57, respectively. There were 3,000 restricted shares forfeited and 40,000 restricted shares awarded during the three months ended June 30, 2006. The grant date fair value of restricted shares is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The grant date fair value of restricted shares is expensed on a straight-line basis over the requisite service period.
The Company satisfies obligations related to its share-based compensation plans through the issuance of authorized shares. The Company has no treasury stock and has no near-term plans to repurchase outstanding shares.
Note 4—Restructuring Costs and Other:
As previously announced during the quarter ended March 31, 2006, the Company began implementation of its restructuring plan to reduce costs and streamline its operations. Total restructuring and other costs of $533,000 and $2,235,000 were recorded during the quarters ended June 30, 2006 and March 31, 2006, respectively. Severance and related accruals totaling $1,618,000 were recorded for the reduction of employee staff by 66 positions throughout the Company in managerial, professional, clerical and operational roles and also for separation costs incurred as a result of the Separation Agreement with David W. Heard, President and Chief Executive Officer of the Company. See Note 1 – “Formation of the Company, Basis of Presentation and Plan of Merger” in the accompanying Consolidated Financial Statements for further information. In connection with the termination of his employment, Mr. Heard received a lump-sum separation payment equal to one year’s salary, or $375,000, and if Mr. Heard remains through the transitional period requested by Parent, Mr. Heard will be entitled to receive an additional separation payment of $93,750, which was accrued in the second quarter of 2006, as well as $12,000 of Cobra benefits. Facility accruals totaling $955,000 were recorded related to vacated or downsized facilities whose subleased contract terms have expiration dates through 2010. Facility accruals are comprised of $1,379,000 related to the discounted future cash outflows of remaining lease obligations and other costs of $99,000, offset by $523,000 related to committed or anticipated third-party sub-lease income. Charges totaling $195,000 were recorded related to the impairment of assets at those facilities.

The following table (in thousands) summarizes the restructuring costs as of June 30, 2006:

	Costs for the	Costs for the
	quarter ended	quarter ended	Cash	Non-cash
Description	March 31, 2006	June 30, 2006	Payments	Settlements	Balance
Personnel termination costs-short-term	$1,141	$477	$(1,461)	$—	$157

Lease termination obligations (net of anticipated recovery):
Building leases — short-term	575	1	(309)	50	317
Building leases — long-term	379	—	—	(50)	329

	954	1	(309)	—	646

Impairment of assets:	140	55	—	(195)	—

Total	$2,235	$533	$(1,770)	$(195)	$803

Note 5 — Balance Sheet Accounts (in thousands):

	June 30,	December 31,
	2006	2005
Inventories, net:
Inventories held for sale	$16,588	$19,815
Less: Reserve for excess and obsolete inventory	(4,855)	(4,658)

Inventories, net	$11,733	$15,157

The Company incurred charges for excess and obsolete inventory totaling $2.1 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.

	June 30,	December 31,
Asset Class	2006	2005
Property and equipment, net:
Computer and telephone equipment	$2,815	$3,028
Software	3,358	3,417
Office equipment and furniture	525	633
Warehouse equipment	1,500	1,983
Leasehold improvements	1,534	1,711

	9,732	10,772
Less accumulated depreciation	(6,724)	(6,938)

	$3,008	$3,834

Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $802,000 and $1.4 million, respectively.
Other assets include $4.2 million of assets purchased for our lifecycle management program in 2005. Since the Company has no near term plans to dispose of these assets through a sale during the next year, they have been classified net of related amortization as “Other assets” in the accompanying consolidated balance sheet. Amortization expense related to these assets was $464,000 and $0 for the six months ended June 30, 2006 and 2005, respectively.

	June 30,	December 31,
	2006	2005
Other Accrued Liabilities:
Warranty reserve (see Note 7)	$80	$478
Other taxes payable	45	47
Other accrued liabilities	2,249	3,598

	$2,374	$4,123

Note 6—Commitments and Contingencies:
Restricted cash — short-term at June 30, 2006 and December 31, 2005, was $108,000 and $105,000, respectively. This represents cash on deposit with a bank in the form of a certificate of deposit, as collateral for future purchase commitments to one of our suppliers. The restriction on this cash is released, and the corresponding certificate of deposit is reduced, as payments are made to the supplier.
In 2005, in accordance with the lease terms of our new Execution and Distribution center in the Netherlands, a cash deposit was made with a financial institution as a guarantee for this lease. This deposit is classified as “Restricted cash — long-term” in the accompanying consolidated balance sheets in the amounts of $500,000 at June 30, 2006 and December 31, 2005, respectively.
As of June 30, 2006 and December 31, 2005, the Company had no letters of credit outstanding or long-term debt.

The Company is currently being audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the second quarter of 2005, the IRS completed its fieldwork related to the audits of the Company’s consolidated federal income tax returns for the fiscal years 1999 through 2002. As a result of the IRS issuing its proposed audit adjustments related to the periods under examination, the Company reassessed its income tax contingency reserves to reflect the IRS findings and other current developments. During the second quarter of 2006, the Company reached an agreement with the IRS related to the periods under examination resulting in payments of $1,050,000 in additional federal income tax and approximately $110,000 in related penalties and interest and a $1,836,000 non-cash income tax benefit related to the excess reserves.
The Company is involved in legal proceedings with third parties arising in the ordinary course of business. Such actions may subject the Company to significant liability and could be time consuming and expensive to resolve. The Company is not currently a party to, nor is it aware of any such litigation or other legal proceedings at this time that could materially impact the Company’s financial position, statement of operations or liquidity.
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
Changes in the warranty liability, which is included as a component of “Other Accrued Liabilities” in the Consolidated Balance Sheet, during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance as of beginning of period	$194	$1,127	$478	$1,128
Provision for warranty liability	144	238	99	717
Settlements	(258)	(197)	(497)	(677)

Balance as of end of period	80	1,168	80	1,168

Financial Guarantees:
The Company occasionally guarantees contingent commitments through borrowing arrangements, such as letters of credit and other similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which is short-term in nature. No guarantees or other borrowing arrangements exist as of June 30, 2006 and December 31, 2005. If the Company enters into guarantees in the future, the Company will assess the impact under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
Note 8—Segment Information:
The Company helps telecommunications operators buy and sell new and re-used equipment and provides equipment related services through our lifecycle management programs. Service and Program revenue as reported in the Consolidated Statement of Operations and Comprehensive Loss in the accompanying financial statements is derived from our lifecycle management programs which include: RepairPLUS – Services whereby the Company provides comprehensive repair and testing for wireless, wireline and data products (previously reported as the “Services” segment in prior years); RecoveryPLUS – Programs whereby the Company helps carriers catalog, assess and value under-utilized inventories and source necessary legacy products and LifecyclePLUS – Programs whereby the Company provides customized operational, logistics and technical services that enable carriers to outsource elements of network operations.
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief operating officer. The chief operating decision maker assesses performance based on the gross profit generated by each segment. During the second quarter of 2006, the revenue generated from RecoveryPLUS, was significant enough to breakout as a separate segment. Previously this revenue had been combined with LifecyclePLUS in “All other” for segment reporting purposes. The Company has reviewed its operations in principally five reportable segments that meet the quantification criteria in accordance with SFAS No. 131. These segments are New equipment, Re-used equipment, RepairPLUS services, RecoveryPLUS programs and LifecyclePLUS programs.

The Company does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue:
Equipment revenue:
New equipment	$1,783	$3,708	$4,583	$7,841
Re-used equipment	6,641	12,493	15,039	27,164

Total equipment revenue	8,424	16,201	19,622	35,005

Service and program revenue:
RecoveryPLUS	3,773	515	5,018	515
RepairPLUS	1,981	977	3,907	1,806
LifecyclePLUS	413	988	1,095	1,889

Total service and program revenue	$6,167	$2,480	$10,020	$4,210

Total net revenue	14,591	18,681	29,642	39,215

Gross profit:
Equipment revenue:
New equipment	$374	$499	$663	$1,158

Re-used equipment	1,960	4,610	4,382	10,789

Total equipment gross profit	2,334	5,109	5,045	11,947

Service and program gross profit:
RecoveryPLUS	1,317	177	1,987	177
RepairPLUS	1,300	582	2,631	1,129
LifecyclePLUS	(194)	402	(459)	705

Total service and program gross profit	2,423	1,161	4,159	2,011

Total gross profit	4,757	6,270	9,204	13,958

Operating expenses:
Sales and marketing	3,547	6,801	8,611	12,631
General and administrative	2,918	4,306	6,168	9,296
Restructuring costs and other	533	—	2,768	—
Impairment of goodwill	—	1,760	—	1,760
Other operating expenses	—	1,187	—	1,204

Total operating expenses	6,998	14,054	17,547	24,891

Loss from operations	(2,241)	(7,784)	(8,343)	(10,933)
Other income (expense,) net	462	(136)	747	(250)

Loss before income taxes	(1,779)	(7,920)	(7,596)	(11,183)

Income tax (benefit) provision	(1,793)	11	(1,720)	24

Net income (loss)	$14	$(7,931)	$(5,876)	$(11,207)

Net revenue information by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue:
United States	$11,809	$13,838	$23,219	$29,111
Canada	41	289	100	576
Latin America	573	600	1,145	1,021
Europe	2,053	3,616	4,448	7,323
Asia and other	115	252	730	1,040
Africa	—	86	—	144

Total	$14,591	$18,681	$29,642	$39,215

Substantially all long-lived assets are maintained in the United States.

Note 9—Recent Accounting Pronouncements:
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this report together with the consolidated financial statements, notes and management’s discussion contained in our 2005 Form 10-K.
The discussion and analysis below contain trend analysis and other forward-looking statements regarding future revenues, cost levels, future liquidity and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may, from time to time, make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. When used in this report, the words “expects,” “intends,” “plans,” and “anticipates” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under Part II, Item 1A “Risk Factors” and elsewhere in this Report as well as other factors discussed in our 2005 Form 10-K filed under Part I, Item 1A “Risk Factors.” We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this Report and in other documents we file from time to time with the Securities and Exchange Commission.
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. As shown in the consolidated financial statements of the 2005 Form 10-K and the accompanying consolidated financial statements, the Company has incurred losses from operations and negative cash flows over the last three years. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1 – “Formation of the Company, Basis of Presentation and Plan of Merger” to the accompanying Consolidated Financial Statements and in “Liquidity and Capital Resources.”
On June 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 24, 2006, by and among the Company, Telmar Network Technology, Inc., a Delaware corporation (“Parent”), and Telmar Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and a wholly owned subsidiary of Parent. At the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $.001 per share (the “Shares”), will be cancelled and, other than Shares owned by the Company, Parent or Merger Sub, or by any shareholders who are entitled to and who properly exercise dissenters’ rights under Delaware law, converted automatically into the right to receive $4.60 per share in cash, without interest. Also at the effective time of the Merger, each outstanding option to purchase the Company’s common stock will be terminated and cancelled and, except as provided in the Merger Agreement, converted automatically into the right to receive a cash payment equal to the excess, if any, of $4.60 over the per share exercise price for each share issuable under such option. All of the holders of any warrants for common stock will be sent written notice of the Merger in accordance with the terms of such warrants, and all such warrants shall be exercised or will terminate or expire prior to the effective time of the Merger. The exercise price of all warrants for shares of common stock is above $4.60 per share. Consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company’s common stock, obtaining any required regulatory approvals and certain other customary conditions. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.
On June 24, 2006, the Company entered into a Separation Agreement and Release of All Claims dated as of June 24, 2006 (the “Separation Agreement”) with David W. Heard, President and Chief Executive Officer of the Company. Under the Separation Agreement, Mr. Heard’s employment terminated effective as of July 1, 2006. Mr. Heard also resigned as a director of the Company effective as of July 1, 2006. Mr. Heard has been requested by Parent, and Mr. Heard has agreed, to remain as a consultant for a 60-day transition period, during which period he will be paid a consulting fee of $200 per hour. In connection with the termination of his employment, Mr. Heard received a lump-sum separation payment equal to one year’s salary, or $375,000. If Mr. Heard remains through the transitional period requested by Parent, Mr. Heard will be entitled to receive an additional separation payment of $93,750. Mr. Heard’s separation payments are included in restructuring costs accrued during the second quarter of 2006. See Note 4 – “Restructuring Costs and Other” in the accompanying Consolidated Financial Statements for further information. Beginning July 1, 2006, Wayne Higgins, Chief Operating Officer of the Company, is responsible for overseeing the Company. The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.
In connection with the Merger Agreement, Parent and Merger Sub entered into three separate Voting Agreements, dated as of June 24, 2006 (the “Voting Agreements”) with certain stockholders of the Company (each individually a “Stockholder” and collectively, the “Stockholders”). The Stockholders party to the first Voting Agreement are Summit Ventures V L.P., Summit V Advisors (QP) Fund, L.P., Summit V Advisors Fund, L.P. and Summit Investors III, L.P. (collectively, the “Summit Funds”). Walter G. Kortschak, a director of the Company, is a general partner of Summit Investors III, L.P. and is a managing member of Summit Partners, LLC, which is the general partner of Summit Partners, V, a general partner of each of the other Summit Funds. Voting Agreements were also entered into by S. Kent Coker, Chief Financial Officer and Corporate Secretary of the Company, and David Peters, Vice President-Finance of the Company. Pursuant to each of the Voting Agreements, the Stockholders party thereto have agreed, among other things, to vote or cause to be voted at any meeting of the Company’s shareholders, all of their shares of the Company’s common stock in favor of approval of the Merger Agreement and the transactions contemplated thereby. Each Stockholder also agreed to certain restrictions on its ability to sell or transfer its shares of the Company until the termination of the Voting Agreement. The Summit Funds collectively control 1,208,232 shares of the Company’s common stock and Mr. Coker and Mr. Peters own 25,000 and 17,500 shares, respectively. The foregoing description of the Voting Agreements is not complete and is qualified in its entirety by reference to the Voting Agreements, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 hereto and are incorporated herein by reference.
On July 28, 2006, the Company filed a proxy statement on Schedule 14A with the SEC to announce a special meeting of the Company’s shareholders, to be held on August 31, 2006, at which the Company’s shareholders will approve the Merger and other matters. Investors and security holders are urged to read the Proxy Statement carefully, as it contains important information about the Company, the Merger and related matters. The Somera board of directors has unanimously determined that the Merger is in the best interests of Somera and its stockholders and unanimously recommends that Somera’s stockholders vote FOR the approval of the Merger Agreement.
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
Somera RepairPLUS, Somera RecoveryPLUS™ and Somera LifecyclePLUS are referred to as our lifecycle management programs. Revenues from these lines of business are included in Service and Program revenue as reported in the Consolidated Statement of Operations and Comprehensive Loss. During the second quarter of 2006, the revenue generated from RecoveryPLUS, first recognized in 2005, was significant enough to breakout as a separate segment, which had been previously combined with LifecyclePLUS in “All other” for segment reporting purposes. Refer to Note 8 – “Segment Information” of the accompanying Consolidated Financial Statements for further details about the Company’s operating segments.
Results of Operations
The following table sets forth, for the period indicated, income statement data expressed as a percentage of net revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Equipment revenue	57.7%	86.7%	66.2%	89.3%
Service and program revenue	42.3	13.3	33.8	10.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Equipment cost of revenue	41.7	59.4	49.2	58.8
Service and program cost of revenue	25.7	7.1	19.8	5.6

Total cost of revenues	67.4	66.5	69.0	64.4

Gross profit	32.6	33.5	31.0	35.6

Operating expenses:
Sales and marketing	24.2	36.4	28.9	32.2
General and administrative	20.0	23.1	20.8	23.7
Restructuring costs and other	3.7	—	9.2	—
Impairment of goodwill	—	9.4	—	4.5
Other operating expenses	—	6.4	—	3.1

Total operating expenses	47.9	75.3	58.9	63.5

Loss from operations	(15.3)	(41.8)	(27.9)	(27.9)
Other income (expense), net	3.2	(0.7)	2.5	(0.6)

Loss before income taxes	(12.1)	(42.5)	(25.4)	(28.5)
Income tax (benefit) provision	(12.3)	0.1	(5.8)	0.1

Net income (loss)	0.2%	(42.6)%	(19.6)%	(28.6)%

Equipment Revenue. Our equipment revenue consists of sales of new and re-used telecommunications equipment, including switching, transmission, wireless, data, microwave and power products, net of estimated provisions for returns. A substantial portion of our revenue is derived from sales to domestic telecommunications wireline and wireless carriers.

Equipment revenue decreased $7.8 million or 48.0% to $8.4 million for the three months ended June 30, 2006 compared to $16.2 million for the three months ended June 30, 2005. Equipment revenue attributable to new equipment sales decreased $1.9 million or 51.9% to $1.8 million for the three months ended June 30, 2006 compared to $3.7 million for the three months ended June 30, 2005. Equipment revenue attributable to re-used equipment sales decreased $5.9 million or 46.8% to $6.6 million for the three months ended June 30, 2006 compared to $12.5 million for the three months ended June 30, 2005.
Equipment revenue decreased $15.4 million or 43.9% to $19.6 million for the six months ended June 30, 2006 compared to $35.0 million for the six months ended June 30, 2005. Equipment revenue attributable to new equipment sales decreased $3.3 million or 41.6% to $4.6 million for the six months ended June 30, 2006 compared to $7.8 million for the six months ended June 30, 2005. Equipment revenue attributable to re-used equipment sales decreased $12.1 million or 44.6% to $15.0 million for the six months ended June 30, 2006 compared to $27.2 million for the six months ended June 30, 2005.
The decreases in new and re-used equipment revenue for the three and six months ended June 30, 2006 as compared to the same periods for 2005 is attributable to several factors including consolidation of our customer base as a result of recent M&A activity, which occurred in 2005. We believe this M&A activity has disrupted our customers normal purchasing activities in the new and re-used equipment we sell. We also believe our revenue was impacted by increased competition in the marketplace, competitive pricing pressures as well as the first quarter of 2006 restructuring activity which reduced our supply and sales personnel (See Note 4 – “Restructuring Costs and Other” in the accompanying Consolidated Financial Statements for further information.) In addition, we have focused on higher margin revenue opportunities in new equipment, which caused a reduction in the new equipment revenue.
Service and Program Revenue. Service and program revenue is primarily derived from repair contracts and lifecycle management programs. Service and program revenue increased $3.7 million or 148.7% to $6.2 million for the three months ended June 30, 2006 compared to $2.5 million for the three months ended June 30, 2005. Service and program revenue attributable to RecoveryPLUS revenue increased $3.3 million or 632.6% to $3.8 million for the three months ended June 30, 2006 compared to $515,000 for the three months ended June 30, 2005; RepairPLUS revenue increased $1.0 million or 102.8% to $2.0 million for the three months ended June 30, 2006 compared to $1.0 million for the three months ended June 30, 2005 and LifecyclePLUS revenue decreased $575,000 or 58.2% to $413,000 for the three months ended June 30, 2006 compared to $1.0 million for the three months ended June 30, 2005.
Service and program revenue increased $5.8 million or 138.0% to $10.0 million for the six months ended June 30, 2006 compared to $4.2 million for the six months ended June 30, 2005. Service and program revenue attributable to RecoveryPLUS increased $4.5 million or 874.4% to $5.0 million for the six months ended June 30, 2006 compared to $515,000 for the six months ended June 30, 2005; RepairPLUS revenue increased $2.1 million or 116.3% to $3.9 million for the six months ended June 30, 2006 compared to $1.8 million for the six months ended June 30, 2005 and LifecyclePLUS revenue decreased $794,000 or 42.0% to $1.1 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005.
Increased market opportunity in our repair business and expanded repair capabilities for the three and six months ended June 30, 2006 as compared to the same periods for 2005 contributed to the increase in RepairPLUS revenue. The increase in other service and program revenue categories resulted from increased acceptance of these new lifecycle management programs which were introduced in the fourth quarter of 2004 and whose initial revenue was recorded in the first quarter of 2005.
Equipment Gross Profit. Equipment gross profit decreased to 27.7% for the three months ended June 30, 2006 as compared to 31.5% for the three months ended June 30, 2005. New equipment sales gross profit increased to 20.9% for the three months ended June 30, 2006 from 13.5% for the three months ended June 30, 2005, and re-used equipment gross profit decreased to 29.5% for the three months ended June 30, 2006 from 36.9% for the three months ended June 30, 2005.
Equipment gross profit decreased to 25.7% for the six months ended June 30, 2006 as compared to 34.1% for the six months ended June 30, 2005. New equipment sales gross profit decreased to 14.4% for the six months ended June 30, 2006 from 14.8% for the six months ended June 30, 2005, and re-used equipment gross profit decreased to 29.1% for the six months ended June 30, 2006 from 39.7% for the six months ended June 30, 2005.
The increase in new equipment gross profit for the three months ended June 30, 2006 resulted from a focus on higher margin sales opportunities, which also caused a decrease in new equipment revenue. The decrease in re-used equipment gross profit for the three and six months ended June 30, 2006 resulted primarily from recording provisions for excess and obsolete inventory of $2.1 million for the six months ended June 30, 2006 compared to $1.3 million for the six months ended June 30, 2005. The increased inventory provisions reflects adjustments to record certain components of our re-used inventory at market values which were below cost. The market value decline in the re-used inventory was driven by first quarter of 2006 OEM price reductions in functionally comparable new equipment, as well as an oversupply of certain other inventory components in the market, which resulted in selling prices below cost.
Service and Program Gross Profit. Service and program gross profit decreased to 39.3% for the three months ended June 30, 2006 as compared to 46.8% for the three months ended June 30, 2005. Service and program gross profit decreased to 41.5% for the six months ended June 30, 2006 as compared to 47.8% for the six months ended June 30, 2005. For the three and six months ended June 30, 2006 as compared to 2005, gross profit margins have declined slightly as the new lifecycle management programs have scaled up to volume and are not experiencing the higher margins experienced with the introduction of the programs during the first half of 2005. In addition, lower margins resulted from purchase credits issued to one of our top ten customers of $243,000 and $543,000 for the three and six months ended June 30, 2006, respectively.
Sales and Marketing. Sales and marketing expense consist primarily of sales personnel salaries, commissions and benefits, costs for marketing to establish the Somera brand and augment sales strategies as well as costs associated with sales and marketing materials and promotions. Sales and marketing expenses decreased to $3.5 million from $6.8 million and $8.6 million from $12.6 million for the three and six months ended June 30, 2006 as compared to the same periods for 2005. The decrease in sales and marketing expense of $3.3 million or 47.8% and $4.0 million or 31.8% was primarily related to $2.2 and $2.4 million in salary and related expense due to lower headcount, $628,000 and $1.1 million of outside services, including consulting, legal, marketing, recruiting and outside labor, and $392,000 and $507,000 of employee travel and training. The decrease in costs was due to the cost reduction activities that began in the first quarter of 2006. As a result of these efforts, sales and marketing expense, as a percentage of revenue, decreased to 24.2% from 36.4% and 28.9% from 32.2% for the three and six months ended June 30, 2006 as compared to 2005.
General and Administrative. General and administrative expense consists principally of facility costs including distribution and technical operations, salary and benefit costs for executive and administrative personnel, and professional fees. General and administrative expenses decreased to $2.9 million or 20.0% of net revenue for the three months ended June 30, 2006 compared to $4.3 million or 23.1% of net revenue for the three months ended June 30, 2005. The decrease in general and administrative expense of $1.4 million was primarily the result of cost reductions related to $441,000 in salary and related expenses due to lower headcount, $292,000 in depreciation expense as certain assets reached the end of their depreciable lives and $481,000 in reduced bad debt expense due to improved collectibility of accounts receivable balances.
General and administrative expenses decreased to $6.2 million or 20.8% of net revenue for the six months ended June 30, 2006 compared to $9.3 million or 23.7% of net revenue for the six months ended June 30, 2005. The decrease in general and administrative expense of $3.1 million was primarily the result of cost reductions related to a $597,000 decrease in salary and related expenses due to lower headcount and a $165,000 decrease in travel expense, as well as a $1.6 million reduction in accounting and consulting expenses primarily related to a reduction in costs associated with Sarbanes Oxley compliance, $550,000 in depreciation expense as certain assets reached the end of their depreciable lives and $639,000 in reduced bad debt expense due to improved collectibility of accounts receivable balances. These reductions were offset by an increase in legal fees of $239,000 related to the reverse-stock-split and certain other ongoing legal activities and outside labor of $221,000 due to increased outsourced services obtained to remediate the material weaknesses in financial controls discussed under Part I. Item 4 “Controls and Procedures.” Additionally, for the six months ended June 30, 2006, general and administrative expense included a net loss on disposal of assets of $23,000, versus a net gain on disposal of assets of $219,000 for the six months ended June 30, 2005.
Restructuring costs and other. As previously announced, during the quarter ended March 31, 2006, the Company began implementation of its restructuring plan to reduce costs and streamline its operations. Total restructuring costs of $2,235,000 and $533,000 were recorded during the quarters ended March 31 and June 30, 2006, respectively. Severance and related accruals totaling $1,618,000 were recorded for the reduction of employee staff by 66 positions throughout the Company in managerial, professional, clerical and operational roles. Accruals totaling $995,000 were recorded related to vacated or downsized facilities with subleased contract terms, which have expiration dates through 2010. Facility accruals are comprised of $1,379,000 related to the discounted future cash outflows of remaining lease obligations, offset by $523,000 related to committed or anticipated third-party sub-lease income and other costs of $99,000. Charges totaling $195,000 were recorded related to the impairment of assets at those facilities. See Note 4 – “Restructuring Costs and Other” in the accompanying Consolidated Financial Statements for further information.
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
Amortization of Intangibles. There was no amortization of intangibles for the six months ended June 30, 2006. The three and six months ended June 30, 2005 includes $17,000 of amortization related to non-compete agreements.
Other Income (Expense), net. Other Income (Expense), net consists of investment earnings on cash and cash equivalent balances, and realized foreign currency gains (losses). Other income, net, was $462,000 for the three months ended June 30, 2006 as compared to Other expense, net, of $136,000 for the three months ended June 30, 2005. The change was due primarily to currency exchange rate fluctuations between the US dollar and foreign currencies.
Other income, net was $747,000 for the six months ended June 30, 2006 as compared to Other expense, net, of $250,000 for the six months ended June 30, 2005. The increase was due primarily to currency exchange rate fluctuations between the US dollar and foreign currencies.
Income Tax Provision. For the three months ended June 30, 2006 and 2005, we had an income tax benefit of $1.8 million and provision of $11,000, respectively. For the six months ended June 30, 2006 and 2005, we had an income tax benefit of $1.7 million and provision of $24,000, respectively. During the second quarter of 2006, the Company reached an agreement with the IRS related to periods under examination resulting in payments of $1,050,000 in additional federal income tax and approximately $110,000 in related interest and a $1,836,000 non-cash income tax benefit related to the excess reserves. The 2005 provisions primarily represent an estimate of taxes due on income earned by our foreign subsidiaries.
Liquidity and Capital Resources
Our principal source of liquidity is our cash and cash equivalents and short-term investments. Our cash and cash equivalents balance was $5.9 million and $6.5 million at June 30, 2006 and December 31, 2005, respectively. Our short-term investments balance was $7.1 million and $11.2 million at June 30, 2006 and December 31, 2005, respectively.
Operating Activities
Net cash used by operating activities for the six months ended June 30, 2006 was $4.4 million. The primary use of operating cash was the reported net loss of $5.9 million. Non-cash uses included a $1.8 million tax benefit from IRS settlement offset by non-cash charges of $1.3 million for depreciation and amortization, $2.5 million for provision for excess and obsolete inventories, sales returns and warranty obligations, $299,000 for amortization of share-based compensation and an accrual of $1.0 million related to restructuring charges. Additional uses of cash resulted from a $5.3 million decrease in accounts payable related to lower purchases of inventory due to the decline in revenue for the six months ended June 30, 2006 as compared to 2005, a $349,000 decrease in accrued compensation due to lower headcount, a $1.4 million decrease in deferred revenue, a $1.9 million decrease in other accrued liabilities related to property and other tax and accounting and audit services payments made in the first six months of 2006 and a $1.1 million decrease in income tax payable due to payments made in conjunction with the IRS settlement. Uses of cash were offset by a $6.2 million decrease in accounts receivable and a $1.1 million decrease in inventory also related to the decline in revenue for the six months ended June 30, 2006 as compared to 2005 and a $861,000 decrease in deferred cost.
Net cash used by operating activities for the six months ended June 30, 2005 was $11.0 million. The primary use of operating cash was the reported net loss of $11.2 million. Partially offsetting the use of cash were non-cash charges of $1.4 million for depreciation and amortization, $544,000 for provision of doubtful accounts, $1.3 million for provision for excess and obsolete inventories, sales returns and warranty obligations, $1.8 million related to impairment of goodwill and $66,000 for amortization of share-based compensation. Additional uses of cash include an increase in inventory of $2.2 million, an increase of $743,000 in other current assets, a decrease of $2.6 million in other accrued liabilities and a decrease of $527,000 in deferred revenue. Our operating cash flow was also impacted by a decrease in accounts receivable of $633,000, an increase in accounts payable of $216,000 and a $443,000 decrease in accrued compensations. The increase in accounts payable and inventory was due primarily to strategic purchases of inventory that have high market demand. The increase in other current assets was also due to the purchase of prepaid inventory in conjunction with strategic purchases. The decrease in other accrued liabilities was due to first quarter payments on year end obligations related to Sarbanes Oxley consulting, certain tax accruals and recruiting costs.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2006 was $4.0 million. This is primarily attributable to purchases of property and equipment of $225,000 and purchases of short-term investments of $4.1 million off set by $8.3 million in proceeds from the sale of short-term investments, which was used to fund the cash needs of the Company during the year.
Net cash provided by investing activities for the six months ended June 30, 2005 was $8.0 million. This was primarily attributable to purchases of property and equipment of $1.3 million, purchase of long-term investment of $1.3 million and purchases of short-term investments of $18.5 million, offset by $28.8 million in proceeds from the sale of short-term investments and disposals of property and equipment of $273,000.
Restricted cash – short-term at June 30, 2006 and December 31, 2005, was $108,000 and $105,000, respectively. This represents cash on deposit with a bank in the form of a certificate of deposit, as collateral for future purchase commitments to one of our suppliers. The restriction on this cash is released, and the corresponding certificate of deposit is reduced as payments are made to the supplier.
Financing Activities
Cash flow provided by financing activities for the six months ended June 30, 2006 was $37,000 related to cash proceeds from employee stock purchases.
Cash flow provided by financing activities for the six months ended June 30, 2005 of $286,000 included proceeds from employee stock purchases of $95,000 and stock option exercises of $191,000.
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
At June 30, 2006 and December 31, 2005, we had $5.9 million and $6.5 million in cash and cash equivalents, respectively, and $7.1 million and $11.2 million in short-term investments, respectively. We do not currently plan to pay dividends, but rather to retain earnings for use in the operations of our business and to fund future growth. We had no letters of credit or long-term debt outstanding as of June 30, 2006 and December 31, 2005.
We believe that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
•	Take advantage of business opportunities, including, but not limited to, more international expansion or acquisitions of complementary businesses;

•	Develop and maintain higher inventory levels;

•	Gain access to new product lines;

•	Develop new services;

•	Respond to competitive pressures; and

•	Fund general operations.
We cannot provide assurance that additional sources of funds will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise such funding threatens our ability to execute our business growth strategy. Availability of additional funds may be adversely affected because the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any debt could impose restrictions on our operations or capital structure.
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
A special meeting of the Company’s shareholders was held on April 11, 2006, at which the Company’s shareholders approved a reverse stock split. As designated by the Board of Directors, every ten issued and outstanding shares of the Company’s common stock were converted into one share. The reverse stock split was effective April 12, 2006, at which time the common stock commenced trading above $1.00 per share and continued to trade above $1.00 per share for the next ten consecutive trading days. On April 27, 2006, the Company received notification from the Nasdaq that the Company had regained compliance with Nasdaq’s minimum share price rules. There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future.

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
Commitments
As of June 30, 2006 and December 31, 2005, we had no letters of credit outstanding and no long-term debt.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Some accounting policies have a significant impact on amounts reported in these financial statements. The Company has not materially changed its significant accounting policies from those disclosed in the 2005 Form 10-K except for the adoption of SFAS No. 123R, effective January 1, 2006, as discussed in Note 3 – “Share-based Compensation.”
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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
We have reviewed the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risks Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at June 30, 2006 and December 31, 2005. In addition, we do not engage in hedging activities.
A significant amount of our revenue and capital spending is denominated in U.S. Dollars. We invest our excess cash in short-term, money market certificates of deposits and other securities. Due to the short time the investments are outstanding and their general liquidity, our cash, cash equivalents, and short-term investments do not subject the Company to a material interest rate risk. As of June 30, 2006 and December 31, 2005, we had no long-term debt outstanding.
As a significant amount of our revenue, purchases and capital spending is denominated in U.S. Dollars, a strengthening of the U.S. Dollar could make our products less competitive in foreign markets. This risk could become more significant as we expand business outside the United States.
As an international company, we conduct our business in various currencies and are therefore subject to market risk for changes in foreign exchange rates. The Company’s primary exchange rate exposure is with the Euro against the U.S. Dollar. During the six months ended June 30, 2006, net revenue earned outside the United States accounted for 21.7% of total revenue. During the six months ended June 30, 2006, purchases outside the United States accounted for 12.4% of total purchases. As a result, we are exposed to foreign currency exchange risk resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by the Annual Report on Form 10-K for the year ended December 31, 2005, an evaluation was carried out by our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
1.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to the period-end external financial reporting process including the completeness and accuracy of segment footnote disclosures, share-based compensation footnote disclosures, the presentation of restricted cash and deferred costs in the consolidated financial statements, and the accurate determination of weighted average shares. In addition, certain account reconciliations were not performed or reviewed in a timely manner. This control deficiency resulted in audit adjustments to 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	The Company did not maintain effective controls over the completeness and accuracy of inventory. Specifically, the Company did not have effective controls over the physical inventory count process to ensure that individuals involved in the physical inventory count were properly trained and supervised and that discrepancies between quantities counted and the accounting records were properly investigated. Further, the Company did not have effective controls over the updating of accounting records to reflect the actual quantities counted during the physical inventory process. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above which were identified during management’s assessment process as of December31, 2005, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Remediation Initiatives and Interim Measures
As discussed above, management has identified certain material weaknesses that exist in the internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by management and to enhance the overall control environment and are in process, but have not been completed as of June 30, 2006.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. As of the date hereof, we are not a party to or aware of any litigation or other legal proceeding that could have a material adverse effect on our business.
ITEM 1A. Risk Factors
Certain Factors That May Affect Future Operating Results
You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially harmed and the trading price of our common stock could further decline. You should also refer to other information contained in the 2005 Form 10-K, including our consolidated financial statements and related notes. There have been no material changes to the Company’s risk factors as previously disclosed in the 2005 Form 10-K, other than those discussed below.
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
As discussed in Note 4 “Restructuring Costs and Other” of the Consolidated Financial Statements, during the first quarter of 2006 we completed the elimination of 66 positions, recorded related severance charges and made cash payments of $1.8 million. Also in the first quarter of 2006 we accrued specific costs related to consolidation of certain facilities and the reduction of other overhead costs. Our total restructuring charge amounted to $2.8 million. Additionally, our 2006 business plan (the “Plan”) has been revised downward in conjunction with our decision to rebalance our business.
The goal of our rebalancing effort is to reduce our costs so that we achieve quarterly break-even at revenue levels of $16-$18 million per quarter. Our Plan contains aggressive cost reduction targets based upon our planned rebalancing efforts. There can be no assurance that the rebalancing efforts will be successful or that the cost reduction targets or revenue levels will be achieved, which could result in continued operating losses, and consumption of working capital, cash and short-term investment balances.
At June 30, 2006, the Company had $5.9 million in cash and cash equivalents and $7.1 million in short-term investments. The Company does not currently plan to pay dividends, but rather to retain earnings for use in the operations of the Company’s business and to fund future growth. The Company had no long-term debt outstanding as of June 30, 2006.
We believe that cash and cash equivalents, proceeds from short-term investments and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof to:
•	Take advantage of business opportunities, including, but not limited to, more international expansion or acquisitions of complementary businesses;

•	Develop and maintain higher inventory levels;

•	Gain access to new product lines;

•	Develop new services;

•	Respond to competitive pressures; and

•	Fund general operations.
We cannot provide assurance that additional sources of funds will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if the inability to raise such funding threatens our ability to execute our business growth strategy. Availability of additional funds may be adversely affected because the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are disclosed in Note 1 to our Consolidated Financial Statements. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any debt could impose restrictions on our operations or capital structure.
Our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.
Historically, a significant portion of our sales has been to relatively few customers. Sales to our ten largest customers accounted for 47.5% of our net revenue in the second quarter of 2006 and 42.0% of our net revenue in the second quarter of 2005. One customer accounted for 25.6% of our net revenue in the second quarter of 2006 and 15.7% or our net revenue for the six months ended June 30, 2006. No other customers accounted for more than 10% of net revenue for the three months and six months ended 2006 and 2005. In addition, substantially all of our sales are made on a purchase order basis, and we do not have long term purchasing agreements with customers that require our customers to purchase equipment from us. We face a further risk that consolidation among our significant customers, such as the recently completed acquisitions of AT&T Wireless by Cingular Wireless, Nextel by Sprint, Western Wireless by Alltel, AT&T by SBC Communications and MCI by Verizon Communications could result in more customer concentration and fewer sales opportunities that would adversely impact our net revenue. Further, one of our ten largest customers has notified us of its belief that we have not met certain performance requirements. As a result, we cannot be certain that our current customers will continue to purchase from us. The loss of, or any reduction in orders from, a significant customer would have a negative impact on our net revenue.
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
A special meeting of the Company’s shareholders was held on April 11, 2006, at which the Company’s shareholders approved a reverse stock split. As designated by the Board of Directors, every ten issued and outstanding shares of the Company’s common stock were converted into one share. The reverse stock split was effective April 12, 2006, at which time the common stock commenced trading above $1.00 per share and continued to trade above $1.00 per share for the next ten consecutive trading days. On April 27, 2006, the Company received notification from the Nasdaq that the Company had regained compliance with Nasdaq’s minimum share price rules. There can be no assurance that the Company will be able to maintain the listing of the Company’s common stock on the Nasdaq National Market in the future. As of the date of this filing the Company remained in compliance with the minimum share price rule. The accompanying financial statements reflect the effect of the reverse stock split on a retroactive basis.
If the Merger with Telmar Network Technology, Inc. and Telmar Acquisition Corp. is not completed it may adversely affect our rebalancing efforts.
On June 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Telmar Network Technology, Inc., a Delaware corporation (“Parent”), and Telmar Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and a wholly owned subsidiary of Parent. Consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company’s common stock, obtaining any required regulatory approvals and certain other customary conditions. The Company believes that these conditions will all be met and intends to complete the Merger, but there is no assurance that the Merger will be successfully completed. If not completed, the Company’s rebalancing efforts could be adversely affected.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Default Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held a Special Meeting of its Stockholders on Tuesday, April 11, 2006. The Meeting was held to approve one of seven alternative amendments, comprised of various stock split ratios ranging from 1:5 to 1:15, to the Company’s Amended and Restated Certificate of Incorporation to enable the Company to effect a reverse split of the Company’s outstanding common stock.
The following votes were cast with respect to the proposal to approve one of the seven alternative amendments, as discussed above, to the Company’s Amended and Restated Certificate of Incorporation:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
37,727,033	3,003,695	27,474	9,582,328
ITEM 5. Other Information
None
ITEM 6. Exhibits
The following exhibits are filed as part of, or incorporated into, this Report:

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger dated as of June 24, 2006 among Telmar Network Technology, Inc., a Delaware corporation, Telmar Acquisition Corp., a Delaware corporation, and the Company (3)

3.1	Amended and Restated Certificate of Incorporation of Somera Communications, Inc., a Delaware corporation, as currently in effect. (1)

3.2	April 2006 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Somera Communications, Inc. (2)

3.3	Bylaws of Somera Communications, Inc., as currently in effect. (1)

4.1	Specimen common stock certificate. (1)

10.1	Separation Agreement and Release of All Claims dated June 24, 2006 between David W. Heard and the Company (3)

10.2	Voting Agreement dated as of June 24, 2006 among Telmar Network Technology, Inc., a Delaware corporation, Telmar Acquisition Corp., a Delaware corporation, and Summit Ventures V L.P., Summit V Advisors (QP) Fund, L.P., Summit V Advisors Fund, L.P. and Summit Investors III, L.P. (3)

10.3	Voting Agreement dated as of June 24, 2006 among Telmar Network Technology, Inc., a Delaware corporation, Telmar Acquisition Corp., a Delaware corporation, and S. Kent Coker. (3)

Exhibit
Number	Exhibit Title

10.4	Voting Agreement dated as of June 24, 2006 among Telmar Network Technology, Inc., a Delaware corporation, Telmar Acquisition Corp., a Delaware corporation, and David Peters. (3)

10.5	Employment Agreement dated as of May 30, 2006 between Somera Communications, Inc. and Morris Wayne Higgins.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 10, 1999, as amended (File No. 333-86927).

(2)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement, filed March 7, 2006.

(3)	Incorporated by reference to the Company’s Report on Form 8-K filed on June 28, 2006

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMERA COMMUNICATIONS, INC.
Registrant

Date: August 9, 2006	/s/ KENT COKER
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)